Form 10-K405/A
period 1994-12-31
MIP PROPERTIES INC
filed 1995-04-25
CIK 768680

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                FORM 10-K/A

      [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 (Fee Required)

                        For the fiscal year ended December 31, 1994 or

      [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                For the transition period of            to

                         COMMISSION FILE NUMBER 1-8898

                              MIP PROPERTIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              MARYLAND                               52-1394207
   (STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
    INCORPORATION OR ORGANIZATION)

                      2020 SANTA MONICA BLVD., SUITE #480
                         SANTA MONICA, CALIFORNIA 90404
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

Registrant's telephone number, including area code: (310) 449-4444

Securities registered pursuant to Section 12(b) of the Act:

     TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED
     -------------------              -----------------------------------------
Common Stock ($.01 par value)                  American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

     TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED
     -------------------              -----------------------------------------
           None                                        None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [ X ]

  The aggregate market value of registrant's voting shares held by non-affiliates was $15,877,491 as of March 15, 1995.

Shares of common stock outstanding at March 15, 1995: 9,223,105

                             MIP PROPERTIES, INC.

                                    PART I

ITEM 1. BUSINESS

  MIP Properties, Inc. (the "Company" or "MIP"), a Maryland Corporation (formerly named Mortgage Investments Plus, Inc.), was formed on April 15, 1985 as a real estate investment trust under the applicable provisions of the Internal Revenue Code. Under the Code, a real estate investment trust which meets certain requirements is not subject to federal income tax if at least 95 percent of its taxable income is distributed.

  The Company has investments in seven wholly-owned real estate properties and three real estate joint ventures all located in California. The Company's diversified portfolio consists of office, industrial and retail projects. The following table summarizes the Company's investment portfolio at December 31, 1994:

                             INVESTMENT PORTFOLIO

                               DECEMBER 31, 1994
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                    MIP BOOK VALUE
                                                    BEFORE RESERVE
                                                      FOR LOSSES        1994 CASH FLOW  THIRD PARTY                 1994
    WHOLLY-                       NUMBER OF PERCENT ----------------        BEFORE         LOAN         DEBT      CASH FLOW
OWNED PROPERTIES   PROPERTY TYPE   TENANTS  LEASED   EQUITY    LOAN     DEBT SERVICE(A)  AMOUNT(B)   SERVICE(C)   TO MIP(F)
- - ----------------  --------------- --------- ------- --------  ------    --------------- ----------- ------------- ---------
Irwindale
 Executive Plaza  Office               6      82%   $  2,498  $  --          $ 171        $  --     $         --   $  561(D)
 Irwindale, CA     40,000 Sq. Ft.
                  Retail               3      80%
                   13,300 Sq. Ft.
Long Beach
 Building         Office              26      80%      5,158     --            553         2,495              170     383
 Long Beach, CA   125,000 Sq. Ft.                                                         May-99           P + 4%
Northbay
 Industrial Park  Industrial           1      79%      6,128     --            512         1,196               84     405
 Petaluma, CA     120,500 Sq. Ft.                                                         Jan-96         P + 1.5%
Northbay
 Industrial Park  Land               N/A      N/A      2,617     --            (35)          --               --      (35)
 Petaluma, CA         11.20 Acres
San Dimas
 Corporate
 Center           Industrial           2     100%      6,474     --            847           --               --      847
 San Dimas, CA     75,000 Sq. Ft.
Sunwest Retail
 Plaza            Retail               7      92%      2,245     --            284         1,416              117     139
 San Bernardino,
  CA               21,300 Sq. Ft.                                                         Jul-95         P + 1.5%
Sunwest
 Professional
 Park             Land               N/A      N/A      1,426     --            (13)          --               --      (13)
 San Bernardino,
  CA                   4.27 Acres
                                                    ----------------                                               ------
                                                      26,546     --                                                 2,287
 JOINT VENTURES
 --------------
Harbor Point      Retail               2      93%        357   6,100           845           --               --      845
 Los Angeles, CA  150,000 Sq. Ft.
Occidental Plaza  Office               1     100%        123     --          1,809        12,202        Cash Flow     --
 Bakersfield, CA  125,600 Sq. Ft.                                                         Feb-96            9.50%
Shorebreeze
 (Phase I)        Office               8     100%      2,238     --          2,052        15,497        Cash Flow     --
 Redwood City,
  CA              113,000 Sq. Ft.                                                         Jun-95            9.50%
Shorebreeze
 (Phase II)       Office               7     100%      3,548   3,030(E)      1,968        15,187        Cash Flow     --
 Redwood City,
  CA              115,600 Sq. Ft.                                                         Jun-95    LIBOR + 3.25%
                                                                                                         or 9.56%
                                                    ----------------                                               ------
                                                       6,266   9,130                                                  845
                                                    ----------------
Total Investment                                      32,812   9,130
Less Reserve For
 Losses                                               (8,562)
                                                    --------
Total Net Real Estate Investments and
 Loans                                              $ 33,380
                                                    ========
                                                                                                                   ------
Total Portfolio Cash Flow to MIP                                                                                   $3,132
                                                                                                                   ======

- - -------

(A) Amounts represent cash operating revenues less operating expenses and are before depreciation, amortization, debt service, capital items and reserves. Amounts do not necessarily represent cash flow in accordance with generally accepted accounting principles.
(B) Date refers to maturity.
(C) Includes principal amortization.
(D) Includes approximately $390 related to a third party rent subsidy.
(E) Classified as a non-earning loan.

(F) Amounts represent net cash received from each investment or the net cash outflow for each investment.

                                                RENTABLE         LEASED
                                                 SQUARE          SQUARE
PORTFOLIO PROPERTY TYPE                           FEET   PERCENT  FEET   PERCENT
- - -----------------------                         -------- ------- ------- -------
Office......................................... 519,200    58%   487,200   94%
Industrial..................................... 195,500    22%   169,800   87%
Retail......................................... 184,600    20%   170,000   92%
                                                -------   ----   -------   ---
  Total Portfolio.............................. 899,300   100%   827,000   92%
                                                =======   ====   =======   ===

                                                        RENTABLE LEASED
                                                         SQUARE   FEET
PORTFOLIO LEASING STATISTICS                              FEET   SQUARE  PERCENT
- - ----------------------------                            -------- ------- -------
Wholly-Owned Properties................................ 395,100  332,800   84%
Joint Ventures......................................... 504,200  494,200   98%
                                                        -------  -------   ---
  Total Portfolio...................................... 899,300  827,000   92%
                                                        =======  =======   ===

WHOLLY-OWNED PROPERTY INVESTMENTS:

  Irwindale Executive Plaza consists of a two-story office building and a single story retail/service center located approximately 15 miles east of downtown Los Angeles in Irwindale. The project is currently 81 percent leased to nine tenants on relatively short term leases, typical in this market, and is managed by a third party management company.

  Long Beach Office Building is located in the heart of downtown Long Beach. The building is 80 percent leased to 26 tenants, including a new restaurant and billiard club which is currently scheduled to open in the Spring of 1995. MIP acquired title to this project via foreclosure in January 1994. The project is managed by a third party management company.

  Northbay Industrial Building consists of a two-story industrial building in Petaluma, California. The building is 71 percent leased to Sola Optical USA, Inc. ("Sola") through January 2000. Sola is currently leasing an additional 8 percent of the building on a month-to-month basis. The Company manages the property.

  Northbay Industrial Park Land is 11 acres of developable land in a planned industrial community in Petaluma, California. The land is currently being marketed for sale.

  San Dimas Corporate Center is a fully leased duplex industrial building approximately 20 miles east of downtown Los Angeles in San Dimas. TRW Technar, Inc. occupies 59 percent of the building until February, 1997. The remaining 41 percent of the building is leased to Magellan Systems Corporation until August 1996. The Company manages the property.

  Sunwest Retail Plaza is a convenience retail center located in San Bernardino, California. The project is 92 percent leased to seven tenants with the largest tenant's lease expiring in 2012. The project is managed by a third party management company.

  Sunwest Land is an unimproved 4.27 acre parcel in the midst of several mid-rise office buildings, near the Sunwest Retail Plaza in San Bernardino. The property is currently being marketed for sale.

JOINT VENTURE INVESTMENTS:

  Harbor Point is a single building retail property located approximately 15 miles from downtown Los Angeles in Gardena. The project is 93 percent leased primarily to The Home Depot, Inc., one of the nation's leading retail home improvement centers. Their lease runs through January 2000. MIP currently receives all cash flow from this property. MIP is a 50 percent limited partner and the lender in this project. The project is managed by an affiliate of the general partner.

  Occidental Plaza is a suburban mid-rise office building with an adjacent 5.5 acre parcel of developable land in Bakersfield. The building is 100 percent leased to Occidental Petroleum through September 1999. Currently, all cash flow is being remitted to the third party lender for interest and principal reduction. MIP is a 50 percent limited partner in this project. The project is managed by an affiliate of the general partner.

  Shorebreeze is a waterfront office complex consisting of two suburban mid-rise office buildings in Redwood City, just south of the San Francisco International Airport. This project is 100 percent leased to national and local tenants with leases expiring periodically over the next ten years. Currently, all cash flow is being remitted to the two third party lenders for interest and principal reduction. MIP is a 50 percent limited partner in this project. The project is managed by an affiliate of the general partners.

STRATEGIC ALTERNATIVES:

  In April 1994, the Company announced the retention of investment bankers to assist MIP in maximizing stockholder value. Some of the strategies that the Board of Directors has considered to accomplish this goal include a merger, sale of MIP or a significant acquisition by MIP. In September 1994, the Company announced plans to enter into a non-binding letter of intent to be acquired by an affiliate of K/B Realty Advisors for $2.525 per share. Subsequently, in December 1994, the Company announced that merger negotiations with K/B Realty Advisors had reached an impasse. Additionally, in February 1995, the Company announced that the Board of Directors rejected a proposal to purchase the Company for $1.83 per share in cash and $0.695 per share in notes from MIP's largest stockholder, Palm Finance Corporation. The Company continues to believe that a sale, merger or business combination is a desirable option to achieve the goal of maximizing stockholder value and is actively pursuing such opportunities.

COMPETITION AND ECONOMIC ENVIRONMENT:

  All of the Company's real estate investments are located in California which has been significantly impacted by the continued real estate recession. The Company's real estate investments compete with similar properties located in their respective markets on the basis of rents charged, services provided, location and the physical improvements. Currently, the Company's portfolio is 92 percent leased overall. Approximately 4 and 16 percent of the existing leases in MIP's portfolio, on a square foot basis, expire in 1995 and 1996, respectively. MIP does not anticipate a material impact upon operations or liquidity with regard to expiring leases and lease rollovers and management plans to continue to aggressively renew leases to minimize the risk of vacant space. However, outside factors such as business contractions of significant tenants and the overall health of the economy may impact the Company's success.

  MIP's mortgage debt matures in 1995, 1996, and 1999 and certain of the Company's joint venture investments have debt that matures in 1995 and 1996. Although management believes that these loans can be replaced or extended with equal or more favorable financing, there has been in the recent past and continues to be limited availability of credit which could impede the Company's ability to obtain financing on acceptable terms or at all.

OTHER INFORMATION:

  The Company operates only in one business segment and its operations are not seasonal. Additionally, in 1994, approximately 15 percent of the Company's gross revenues were generated by its loan to the Harbor Point joint venture which owns a building substantially leased to Home Depot and approximately 12 percent of the Company's gross revenues were generated from the Company's investment in the Northbay Industrial Building which is leased to Sola Optical USA, Inc. In 1993, revenues from the Company's loans relating to Harbor Point, Casas Lindas Apartments, Hacienda Promenade and Irwindale Executive Plaza and from the Sola Optical USA, Inc., lease at the Northbay Building and TRW Technar lease at San Dimas Corporate Center approximate 20%, 15%, 13%, 12%, 16% and 10% of gross revenues, respectively. In 1992, revenues from the Company's loans relating to Harbor Point, Casas Lindas Apartments, Hacienda Promenade and from the Sola Optical USA, Inc., lease at the Northbay Building and TRW Technar lease at San Dimas Corporate Center approximated 21%, 12%, 12%, 16% and 10% of gross revenues, respectively.

  As of March 15, 1995, the Company had four employees.

ITEM 2. PROPERTIES

  The Company leases executive and administrative offices. They are located at 2020 Santa Monica Blvd., Suite #480, Santa Monica, California, 90404. The Company does not own any real property for use in connection with its administration. See table in Item 1. for real estate investment property.

ITEM 3. LEGAL PROCEEDINGS

  At the present time, the Company is not a party to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matter was submitted to a vote of security holders during the fourth quarter of 1994.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Market Price and Dividend Data

       1994                                           HIGH     LOW    DIVIDENDS
       ----                                          ------- -------- ---------
   First Quarter.................................... $1 7/16  $1  1/16    --
   Second Quarter...................................  2 1/16   1  3/16    --
   Third Quarter....................................   2 1/4   1 11/16    --
   Fourth Quarter...................................   2 1/4    1  3/4    --
       1993                                           HIGH     LOW    DIVIDENDS
       ----                                          ------- -------- ---------
   First Quarter.................................... $1 7/16   $   5/8    --
   Second Quarter...................................  1 1/4     1         --
   Third Quarter....................................  1 3/16       5/8    --
   Fourth Quarter...................................  1 1/4      11/16    --

  Set forth above for the quarters indicated are the high and low prices of the Company's common stock and the per share cash dividend declared in each quarter. No cash dividend was declared in 1994 or 1993. During 1993 and through August 1994, when the Company repaid its corporate debt, the Company was precluded from paying a dividend unless such dividend was required for the Company to retain its status as a real estate investment trust. Presently, the Company does not anticipate paying any dividends in 1995.

  The Company's common stock is listed on the American Stock Exchange. The trading symbol is "MIP". On March 15, 1995, the closing price of the stock was $1.81 .

  There were 909 stockholders of record at December 31, 1994.

ITEM 6. SELECTED FINANCIAL DATA

                                      FOR THE YEARS ENDED DECEMBER 31
                                 ----------------------------------------------
                                  1994     1993      1992      1991      1990
                                 -------  -------  --------  --------  --------
                                  (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER
                                               SHARE AMOUNTS)
Revenues........................ $ 5,583  $ 4,111  $  3,976  $  6,631  $  9,171
Expenses........................   7,016   11,908    19,041    29,360     7,892
Income (Loss) Before
 Extraordinary Items............  (1,433)  (7,797)  (15,065)  (22,729)    1,279
Extraordinary Gain on Debt
 Forgiveness....................   4,296      --        --        --        --
Extraordinary Gain on
 Foreclosure....................     --       --      1,022       --        --
Net Income (Loss)...............   2,863   (7,797)  (14,043)  (22,729)    1,279
Income (Loss) Before
 Extraordinary Items Per Share..   (0.16)   (0.86)    (1.67)    (2.52)     0.14
Extraordinary Gain on Debt
 Forgiveness Per Share..........    0.47      --        --        --        --
Extraordinary Gain on
 Foreclosure Per Share..........     --       --       0.11       --        --
Net Income (Loss) Per Share.....    0.31    (0.86)    (1.56)    (2.52)     0.14
Dividends Paid Per Share........     --       --        --        --       0.40
Total Real Estate Investments,
 Net............................  33,380   48,827    57,926    90,143   114,896
Total Assets....................  35,907   51,752    66,801    91,940   117,458
Corporate Debt..................     --    21,971    28,953    28,928    31,730
Mortgage Debt...................   5,107    2,026       534    13,300    13,300
Stockholders' Equity............  30,125   27,186    34,841    48,884    76,613

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  MIP Properties, Inc., formerly named Mortgage Investments Plus, Inc. (the "Company" or "MIP") was incorporated in April, 1985 and commenced operations on July 9, 1985, after completing an initial public offering of its common stock. The Company is engaged in the business of making real estate investments.

FINANCIAL CONDITION

  During 1994, total real estate investments decreased by $15.4 million and total liabilities decreased by $18.8 million. This change reflects the sale of certain assets and the refinancing of others which generated funds to completely repay MIP's $22 million corporate debt at a net discount of approximately $4.3 million. Additionally, in 1994 the Company's reserve for losses decreased by approximately $12.7 million. This decrease is primarily the result of the write-off of reserves relating to the foreclosure of the Long Beach Building for approximately $7.5 million, the negotiated settlement of the Greenhouse Marketplace note for approximately $3.4 million, the third party foreclosure relating to MIP's joint venture investment 580 Marketplace for $1 million, and to the sales of the Northbay Land for approximately $0.8 million. No provision for losses were recorded in 1994.

LIQUIDITY AND CAPITAL RESOURCES

  Based on current information and market conditions, management believes that for the next twenty-four months there will be sufficient cash from operations to operate the Company. MIP's mortgage debt, including the debt at the joint venture level, matures in 1995, 1996, and 1999. Funds to repay mortgage debt are expected to be generated from the refinancing of existing debt, sales of certain assets, and current cash flow. Additionally, approximately 4 and 16 percent of the existing leases in MIP's portfolio, on a square foot basis, expire in 1995 and 1996, respectively. MIP's ability to successfully manage tenant turnover and improve the overall leasing of the portfolio is contingent on various external factors such as business contractions of significant tenants and a more competitive marketplace. Although MIP anticipates a satisfactory outcome regarding refinancing and re-leasing its projects, MIP may be negatively impacted by the conditions in the real estate and financial markets in general.

  At December 31, 1994, the Company had an unfunded commitment of approximately $2.2 million to an existing joint venture. If required, management expects that this commitment would be funded from available cash, future cash flow and from additional mortgage debt.

  Both the Company's investment portfolio and its debt are sensitive to fluctuations in the prime rate. The weighted average interest rate for the Company's mortgage debt and corporate debt was 10.01 percent and 8.02 percent, respectively, for the year ended December 31, 1994.

  Cash flows from operating activities increased significantly in 1994 primarily due to the timing of payments made on interest due on the corporate debt. In February 1993, the Company paid approximately $1.6 million of interest relating to 1992. Excluding the above, the increase in cash flows from operating activities can be attributed to lower interest expense from reduced outstanding amounts of debt and increased cash flow from the Long Beach Building and Irwindale Executive Plaza partly relating to MIP obtaining title to the projects in January 1994 and October 1993, respectively, and to improved leasing at the Long Beach Building. Significant change from cash flows from operating activities is not expected in the future unless the debt at the joint venture level is restructured in a fashion that would allow MIP to receive cash flow from its investments.

  Cash flows from investing activities increased due to the various asset sales in 1994. Management expects cash outflows from investing activities to be limited in the future because of the Company's current decision to minimize additional investment and the Company's limited unfunded obligations. The cash flows used in financing activities in 1994 reflect the repayment of corporate debt with the proceeds of the disposition of investments, offset by the proceeds from the new mortgage debt.

  The Company believes that it has operated so as to qualify as a real estate investment trust under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. In order to maintain this qualification, the Company must pay at least 95 percent of its taxable income in dividends. The Company currently anticipates having a tax loss for reporting purposes for the year ended December 31, 1994, and as such no dividends were declared for the year ended December 31, 1994.

  Although certain aspects of the economy have improved, management believes that continued uncertainty will impact a broad range of industries, including real estate. In 1995, MIP may continue to be negatively impacted by external factors such as its lessees' and partners' ability to meet obligations, the limited availability of credit, business contractions of significant tenants, and a more competitive marketplace. Accordingly, MIP's cost of credit may increase and it may be necessary for the Company to commit additional funds to certain projects.

RESULTS OF OPERATIONS

Fiscal Year Ended December 31, 1994 Compared to Fiscal Year Ended December 31, 1993

  Consolidated net income for the year ended December 31, 1994, was approximately $2.9 million or $0.31 per share, compared to a consolidated net loss for the year ended December 31, 1993 of approximately $7.8 million or $0.86 per share.

  Included in the results for 1994 is an extraordinary gain on debt forgiveness of approximately $4.3 million or $0.47 per share related to discounts earned from the early repayment of MIP's corporate debt. Additionally, earnings increased due to operations from wholly-owned properties, lower joint venture losses and lower interest and corporate operating expenses, offset by costs of pursuing strategic alternatives. The consolidated loss of $7.8 million in 1993 included a provision for losses on investments of $6.25 million or $0.69 per share.

  Interest income decreased in 1994 primarily due to the sale of the $4.4 million Hacienda Promenade mortgage loan in June which resulted in a loss on disposition of investments of $1.5 million.

  Rental income, rental operating expenses, and depreciation and amortization increased in 1994 due to the acquisitions via foreclosure of the Irwindale Executive Plaza in October 1993 and the Long Beach Building in January 1994, and to the acquisition of the remaining 50 percent of the Ontario Airport Business Park joint venture in December 1993. In fiscal 1993, prior to MIP acquiring title to these properties, cash receipts from these investments were not recognized as income. The increases in rental income, rental operating expenses and depreciation and amortization were offset by the sales of Casas Lindas Apartments in August 1994, which resulted in a gain on the disposition of investments of $1.5 million and Ontario Airport Business Park in December 1994, which resulted in a nominal gain.

  Joint venture losses decreased in 1994 primarily due to Ontario Airport Business Park becoming wholly- owned in December 1993, the sale of MIP's interest in the Fort Sutter Medical joint venture in August 1993, and to increased rental income related to the Shorebreeze joint venture.

  Interest expense in 1994 was lower due to the significant decrease in debt. MIP's corporate debt was restructured in December 1993. The new agreement provided for MIP to earn a discount from the face amount of the note upon prepayment. By August 1994, the Company had generated funds to retire the corporate debt from the net proceeds of asset sales and from the financing of Sunwest Retail Plaza, the Long Beach Building and the Northbay Building. The net proceeds of approximately $17.1 million from these transactions were used to prepay the corporate debt generating approximately $4.8 million in discount from the face amount, offset by the write-off of deferred financing costs of approximately $0.5 million.

  Corporate operating expenses decreased primarily due to a lower directors' and officers' liability insurance premium. Additionally, no costs were incurred in 1994 relating to MIP's Park in the Valley mortgage loan investment which was fully written off in 1993. These decreases were offset by increased compensation relating to the Long-Term Incentive Compensation Plan. Cash operating expenses in 1994 approximated 2.9 percent of average invested assets.

  Additionally, costs of pursuing strategic alternatives relate to investment banking, legal, and consulting fees incurred in pursuit of MIP's stated goal of reviewing strategic alternatives.

RESULTS OF OPERATIONS

Fiscal Year Ended December 31, 1993 Compared to Fiscal Year Ended December 31, 1992

  For the year ended December 31, 1993, consolidated net loss was approximately $7.8 million or $0.86 per share. Consolidated net loss for the year ended December 31, 1992 was approximately $14.0 million or $1.56 per share, including an extraordinary gain on foreclosure of approximately $1.0 million or $.11 per share, relating to the Campus at Carlsbad project.

  The decrease in the 1993 net loss is primarily the result of the lower provision for losses on investments of $6.25 million or $0.69 per share versus $12.5 million or $1.39 per share in 1992 and the $75,700 gain from the sale of Miramar Building A in 1993 versus the $500,000 gain in 1992 from the disposition of a portion of the Company's joint venture interest in San Diego Corporate Center. Additionally, earnings increased from improved operations from the Company's wholly-owned properties and joint venture investments and lower interest expense. These increases were offset by lower interest income and increased corporate operating expenses.

  Rental income increased primarily due to the expiration of a significant lease concession at San Dimas in early 1993, improved efforts in rent collection, and the acquisitions of Irwindale Executive Plaza and Ontario Airport Business Park in October, 1993 and December, 1993, respectively. These increases were offset by the loss of revenue related to Campus at Carlsbad, a 158,000 square foot office and research and development complex, which was taken over by its lender in June, 1992. The decreases in rental operating expenses and depreciation and amortization were primarily related to Campus at Carlsbad and improved operating efficiencies, which were offset by the acquisitions of Irwindale Executive Plaza and Ontario Airport Business Park.

  The decrease in interest expense primarily relates to the foreclosure by the third party lender on the $13.3 million loan at Campus at Carlsbad discussed above and lower outstanding corporate debt.

  Joint venture losses decreased primarily due to the Company ceasing to recognize joint venture losses in the 1993 financial statements on certain of its joint ventures as a result of the related joint venture investment account having been reduced to zero and overall improved joint venture operations. Joint venture return decreased because excess cash flow from certain joint ventures was not distributed and was instead used to reduce debt at the joint venture level.

  Interest income was lower due to the treatment of cash receipts as principal paydowns rather than interest income for the Long Beach Building and Irwindale Executive Plaza loans.

  Corporate operating expenses increased primarily due to the impact of the Directors Stock Plan and the Long-Term Incentive Compensation Plan for key employees that were approved by the stockholders in July, 1993, as well as a higher directors' and officers' liability insurance premium. These increases were offset by lower costs relating to the Park in the Valley mortgage loan investment which was written off in 1993. Cash operating expenses in 1993 approximated 2.2 percent of average invested assets.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                            PAGE
                                                                            ----
   Report of Independent Public Accountants................................   9
   Consolidated Balance Sheets.............................................  10
   Consolidated Statements of Operations...................................  11
   Consolidated Statements of Stockholders' Equity.........................  12
   Consolidated Statements of Cash Flows...................................  13
   Notes to Consolidated Financial Statements..............................  14

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Directors of MIP Properties, Inc.:

  We have audited the accompanying consolidated balance sheets of MIP Properties, Inc. (a Maryland corporation) and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MIP Properties, Inc. and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP

Los Angeles, California
January 27, 1995

                              MIP PROPERTIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                          DECEMBER 31,
                                                    --------------------------
                                                        1994          1993
                                                    ------------  ------------
                      ASSETS
Real Estate Investments:
  Investments in Joint Ventures.................... $  6,266,100  $  7,575,100
  Loans to Joint Ventures..........................    6,100,000     6,100,000
  Mortgage Loan....................................          --      4,565,900
  Non-Earning Loans................................    3,030,400    18,992,400
  Land.............................................    5,827,800     6,552,200
  Buildings and Improvements (net of accumulated
   depreciation of $2,389,100 and $2,515,300, as of
   December 31, 1994 and 1993, respectively).......   16,674,600    20,329,800
  Land Held for Sale...............................    4,042,800     5,957,900
                                                    ------------  ------------
                                                      41,941,700    70,073,300
  Reserve for Losses...............................   (8,562,000)  (21,246,000)
                                                    ------------  ------------
                                                      33,379,700    48,827,300
Cash and Cash Equivalents..........................    1,799,300     1,390,900
Other Assets.......................................      728,100     1,533,500
                                                    ------------  ------------
                                                    $ 35,907,100  $ 51,751,700
                                                    ============  ============
       LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Corporate Debt................................... $        --   $ 21,971,400
  Mortgage Debt....................................    5,107,000     2,026,400
  Accounts Payable and Other Liabilities...........      674,700       567,800
                                                    ------------  ------------
                                                       5,781,700    24,565,600
                                                    ------------  ------------
Commitments and Contingencies
Stockholders' Equity:
  Preferred Stock $.01 Par Value, 25,000,000 Shares
   Authorized, No Shares Outstanding...............          --            --
  Common Stock, $.01 Par Value, 75,000,000 Shares
   Authorized, 9,206,437 Shares Outstanding in
   1994, 9,161,962 Shares Outstanding in 1993......       92,100        91,600
  Additional Paid-In Capital.......................   82,726,700    82,651,300
  Accumulated Loss and Dividends Paid in Excess of
   Net Income......................................  (52,693,400)  (55,556,800)
                                                    ------------  ------------
                                                      30,125,400    27,186,100
                                                    ------------  ------------
                                                    $ 35,907,100  $ 51,751,700
                                                    ============  ============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                              MIP PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                          FOR THE YEARS ENDED DECEMBER 31,
                                        ---------------------------------------
                                           1994          1993          1992
                                        -----------  ------------  ------------
Revenues:
  Interest Income.....................  $ 1,111,300  $  1,538,700  $  1,920,700
  Rental Income.......................    4,731,400     3,035,800     2,876,800
  Net Gain on Disposition of
   Investments........................       32,300        75,700       500,000
  Joint Venture Losses................     (291,800)     (564,600)   (1,618,900)
  Joint Venture Return................          --         25,300       297,600
                                        -----------  ------------  ------------
                                          5,583,200     4,110,900     3,976,200
Expenses:
  Interest............................    1,657,500     1,817,800     2,450,500
  Rental Operating Expenses...........    1,774,500       855,100     1,054,200
  Depreciation and Amortization.......    1,195,100       779,100       872,900
  Corporate Operating Expenses........    1,981,800     2,206,400     2,163,500
  Costs of Pursuing Strategic
   Alternatives.......................      407,100           --            --
  Provision for Losses on Investments.          --      6,250,000    12,500,000
                                        -----------  ------------  ------------
                                          7,016,000    11,908,400    19,041,100
Loss Before Extraordinary Items.......   (1,432,800)  ( 7,797,500)  (15,064,900)
Extraordinary Gain on Debt
 Forgiveness..........................    4,296,200           --            --
Extraordinary Gain on Foreclosure.....          --            --      1,021,500
                                        -----------  ------------  ------------
Net Income (Loss).....................  $ 2,863,400  $( 7,797,500) $(14,043,400)
                                        ===========  ============  ============
Loss Before Extraordinary Items Per
 Share................................  $     (0.16) $      (0.86) $      (1.67)
Extraordinary Gain on Debt Forgiveness
 Per Share............................         0.47           --            --
Extraordinary Gain on Foreclosure Per
 Share................................          --            --           0.11
                                        -----------  ------------  ------------
Net Income (Loss) Per Share...........  $      0.31  $      (0.86) $      (1.56)
                                        ===========  ============  ============
Dividends Paid Per Share..............  $       --   $        --   $        --

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                              MIP PROPERTIES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                     DOLLAR AMOUNTS
                                     -----------------------------------------------
                                                         ACCUMULATED
                          NUMBER OF                        LOSS AND
                          SHARES OF                       DIVIDENDS
                           COMMON            ADDITIONAL    PAID IN         TOTAL
                            STOCK    COMMON    PAID-IN    EXCESS OF    STOCKHOLDERS'
                         OUTSTANDING  STOCK    CAPITAL    NET INCOME      EQUITY
                         ----------- ------- ----------- ------------  -------------
Balance at December 31,
 1991...................  9,020,000  $90,200 $82,509,700 $(33,715,900) $ 48,884,000
  Net Loss..............        --       --          --   (14,043,400)  (14,043,400)
                          ---------  ------- ----------- ------------  ------------
Balance at December 31,
 1992 ..................  9,020,000   90,200  82,509,700  (47,759,300)   34,840,600
  Stock Issuance........    141,962    1,400     141,600          --        143,000
  Net Loss..............        --       --          --    (7,797,500)   (7,797,500)
                          ---------  ------- ----------- ------------  ------------
Balance at December 31,
 1993...................  9,161,962   91,600  82,651,300  (55,556,800)   27,186,100
  Stock Issuance........     44,475      500      75,400          --         75,900
  Net Income............        --       --          --     2,863,400     2,863,400
                          ---------  ------- ----------- ------------  ------------
Balance at December 31,
 1994...................  9,206,437  $92,100 $82,726,700 $(52,693,400) $ 30,125,400
                          =========  ======= =========== ============  ============



          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                              MIP PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        FOR THE YEARS ENDED DECEMBER 31, 1994
                                        ---------------------------------------
                                            1994         1993          1992
                                        ------------  -----------  ------------
Cash Flows from Operating Activities:
  Net Income (Loss)...................  $  2,863,400  $(7,797,500) $(14,043,400)
  Extraordinary Gain on Debt
   Forgiveness........................    (4,296,200)         --            --
  Depreciation and Amortization.......     1,195,100      779,100       872,900
  Equity in Joint Venture Losses......       291,800      564,600     1,618,900
  Cash Received from Rent Subsidy.....       390,500          --            --
  Joint Venture Distributions.........           --       270,700        50,000
  Provision for Losses on Investments.           --     6,250,000    12,500,000
  Net Gain on Disposition of
   Investments........................       (32,300)     (75,700)     (500,000)
  Extraordinary Gain on Foreclosure...           --           --     (1,021,500)
  Net Change in Other Assets and
   Accounts Payable and Other
   Liabilities........................       458,600     (997,800)    2,157,500
                                        ------------  -----------  ------------
Net Cash Provided By (Used In)
 Operating Activities.................       870,900   (1,006,600)    1,634,400
                                        ------------  -----------  ------------
Cash Flows from Investing Activities:
  Mortgage Loan Disbursed.............      (107,000)    (103,400)          --
  Non-Earning Loans Repaid............           --       311,400       268,000
  Investment in Buildings and
   Improvements.......................      (258,400)     (67,200)      (77,000)
  Net Proceeds from Disposition of
   Investments........................    13,887,100    2,360,800     5,603,700
  Joint Venture Equity Repaid.........        17,200          --         (6,700)
                                        ------------  -----------  ------------
Net Cash Provided By Investing
 Activities...........................    13,538,900    2,501,600     5,788,000
                                        ------------  -----------  ------------
Cash Flows from Financing Activities:
  Paydowns of Corporate Debt..........   (17,081,900)  (8,369,500)          --
  Proceeds from Corporate Debt........           --       422,700        24,700
  Paydowns of Mortgage Debt...........       (13,500)        (800)          --
  Proceeds from Mortgage Debt.........     3,094,000          --            --
  Proceeds from Joint Venture Debt
   Refinancing........................           --           --        291,200
                                        ------------  -----------  ------------
Net Cash (Used In) Provided By
 Financing Activities.................   (14,001,400)  (7,947,600)      315,900
                                        ------------  -----------  ------------
Net Increase (Decrease) in Cash.......       408,400   (6,452,600)    7,738,300
Cash and Cash Equivalents at Beginning
 of the Year..........................     1,390,900    7,843,500       105,200
                                        ------------  -----------  ------------
Cash and Cash Equivalents at End of
 the Year.............................  $  1,799,300  $ 1,390,900  $  7,843,500
                                        ============  ===========  ============
Cash Interest Paid....................  $  1,383,800  $ 3,177,300  $    223,800
                                        ============  ===========  ============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                              MIP PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1994

1. ORGANIZATION

  MIP Properties, Inc. ("the Company" or "MIP"), formerly named Mortgage Investments Plus, Inc., a Maryland corporation, was formed on April 15, 1985 for the purpose of making real estate investments. Operations commenced on July 9, 1985 after completing an initial public offering of its common stock.

  MIP invests in real estate properties and real estate joint ventures in California. The Company's diversified portfolio of investments may be impacted by external factors such as the limited availability of credit, business contractions of tenants and an increasingly competitive marketplace. Specifically, some properties are facing tenant turnover and the maturity of third party loans in 1995 and 1996. Management carefully evaluates each property individually before determining whether or not to commit additional funds to enhance or maintain the value of an investment.

2. SIGNIFICANT ACCOUNTING POLICIES

  The significant accounting policies of the Company are as follows:

 A. Investments in Joint Ventures

  Investments in which MIP does not have a controlling interest are accounted for by the equity method. Under the terms of the various joint venture agreements, the Company is allocated between 20 and 100 percent of net losses and between 50 and 100 percent of net income. Joint venture losses are recognized in the financial statements until the related joint venture investment account is reduced to a zero balance. Losses incurred after the joint venture investment account is reduced to zero are not recognized.

  Distributions from joint ventures are accounted for as a return of capital until the investment balance is reduced to zero. Subsequent distributions received after the investment account has been reduced to zero are recognized as income.

  Joint ventures in which the Company has a controlling interest are consolidated. Through August 1994, the Company had an investment in an 80 percent owned joint venture and under the terms of the joint venture agreement, as amended, the Company recorded 100 percent of the net loss. All significant intercompany accounts and transactions have been eliminated in consolidation.

 B. Revenue Recognition

  In 1994 approximately 15% of the Company's gross revenues were generated by its loan to the Harbor Point joint venture and approximately 12% of the Company's gross revenues were generated from the single tenant at the Northbay Industrial Building. In 1993, revenues from the Company's loans relating to Harbor Point, Casas Lindas Apartments, Hacienda Promenade and Irwindale Executive Plaza and from the Sola Optical USA, Inc., lease at the Northbay Building and TRW Technar lease at San Dimas Corporate Center approximated 20%, 15%, 13%, 12%, 16% and 10% of gross revenues, respectively. In 1992, revenues from the Company's loans relating to Harbor Point, Casas Lindas Apartments, Hacienda Promenade and from the Sola Optical USA, Inc., lease at the Northbay Building and TRW Technar lease at San Dimas Corporate Center approximated 21%, 12%, 12%, 16% and 10% of gross revenues, respectively.

  In general, rental income from operating leases is recognized in income on a straight-line basis over the period of the related lease agreement.

                              MIP PROPERTIES, INC.

                               DECEMBER 31, 1994

2. SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

  Future minimum rental receipts from wholly-owned properties as of December 31, 1994, are as follows (in thousands):

             1995.............................. $3,854
             1996..............................  3,403
             1997..............................  2,278
             1998..............................  1,934
             1999..............................  1,667
             Thereafter........................  3,284

  Loan origination and commitment fees are deferred and recognized as interest income over the term of the related loan in accordance with Statement of Financial Accounting Standards No. 91. Deferred loan fees are classified as a reduction of the related loan balance in the accompanying financial statements.

  The Company does not recognize income when collection of such income is subject to material uncertainties. Such unrecognized income is recorded when received.

 C. Real Estate

  Land and buildings and improvements are carried at the lower of cost less accumulated depreciation relating to the buildings and improvements or net realizable value. Land held for sale is carried at the lower of cost or fair market value. Properties acquired via foreclosure or deed in lieu of foreclosure are carried at the lower of cost or fair market value on the date of acquisition. See also D below. Depreciation is computed using the straight line method over the estimated useful life of 40 years for buildings. Improvements are capitalized and depreciated over the shorter of the remaining useful life of the building or the improvement. Repairs and maintenance are expensed as incurred.

 D. Reserve for Losses

  Management periodically evaluates the Company's investment portfolio for realizability. In performing its evaluation, management assesses the recoverability of investments by comparing the carrying amount of the investment with its estimated net realizable value. Based on these evaluations, the Company's investment portfolio is stated at the lower of cost or net realizable value, or in the case of land held for sale, fair market value, as of December 31, 1994 and 1993.

  Estimated net realizable value differs from market value in that, among other things, market value assumes a sale under current market conditions, considers a potential purchaser's requirement for future profit and discounts the timing of estimated future cash receipts, whereas, net realizable value is defined as the estimated selling price in the ordinary course of business less estimated costs to complete, hold and dispose of the property. The Company's valuation of its investment portfolio by comparison of the carrying amount of the investment to net realizable value is based on the Company's present plans for each investment, the financial ability of the Company to carry out such plans, management's judgments regarding borrowers' and partners' ability to meet obligations, the estimated operating results of the investment, the cost of credit and future economic conditions. Based on the Company's intent and ability to support its investments, as well as other factors noted, the Company made provisions for losses on investments and charged to expense $6,250,000, and $12,500,000 in 1993 and 1992, respectively. No provisions for losses were recorded in 1994. As conditions change, further adjustments may be deemed necessary.

  The adjustments recorded and the year end balances are based on the assumption that the Company is a going concern and that its assets will be operated and disposed of in the ordinary course of business. Several

                             MIP PROPERTIES, INC.

                               DECEMBER 31, 1994

2. SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

of the properties have leases expiring and outstanding loans maturing in 1995 and 1996. See Notes 9, 10, and 11. The realization of the Company's investments in these properties will depend on the Company's ability to either successfully renegotiate the current terms of such outstanding loans or obtain alternative financing and the lease-up of space upon tenant turnover. If the Company were forced to dispose of its investments in a liquidation mode rather than realizing the values in the ordinary course of business, the values attained may be significantly less than those reflected herein.

  The activity in reserve for losses for the years ended December 31, 1994, 1993, and 1992 is summarized as follows (in thousands):

                                                       1994     1993     1992
                                                      -------  -------  -------
      Balance, Beginning of the Year................. $21,246  $28,993  $18,250
      Provision for Losses...........................     --     6,250   12,500
      Write-offs..................................... (12,684) (13,997)  (1,757)
                                                      -------  -------  -------
      Balance, End of the Year....................... $ 8,562  $21,246  $28,993
                                                      =======  =======  =======

  The write-offs in 1994 against the previously recorded reserves primarily relate to the foreclosure of the Long Beach Building for approximately $7.5 million, the negotiated settlement of the Greenhouse Marketplace note for approximately $3.4 million, the third party foreclosure relating to MIP's joint venture investment 580 Marketplace for $1 million, and to the sales of the Northbay Land for approximately $0.8 million. The write-offs in 1993 relate to the Park-in-the Valley loan for approximately $12 million and the foreclosure of Irwindale Executive Plaza for approximately $1.9 million. The write-offs in 1992 relate to the sale of a portion of San Dimas Corporate Center.

 E. Non-Earning Loans

  Non-earning loans are those for which management has discontinued accrual of interest because there exists reasonable doubt as to the full and timely collection of either principal or interest or such loans have become significantly past due with respect to principal or interest. Interest accruals may be continued for loans that have become contractually past due when such loans are well secured and in the process of collection, and accordingly, management has determined such loans to be fully collectible as to both principal and interest. For this purpose, loans are considered well secured if they are collateralized by property having an estimated net realizable value in excess of the amount of principal and accrued interest outstanding. All payments received are first applied to unpaid principal and then to accrued but uncollected interest.

 F. Corporate Operating Expenses

  A breakdown of corporate operating expenses for the years ended December 31, 1994, 1993, and 1992, is as follows (in thousands):

                                                            1994   1993   1992
                                                           ------ ------ ------
      Compensation(1)..................................... $  816 $  663 $  562
      Directors' and Officers' Insurance..................    498    740    660
      Park in the Valley Carrying Costs(2)................    --     114    393
      Other(1)............................................    667    689    549
                                                           ------ ------ ------
                                                           $1,981 $2,206 $2,164
                                                           ====== ====== ======

- - --------
(1) See Note 5.
(2) Costs relate to the Company's Park in the Valley mortgage loan which was written off in 1993.

                              MIP PROPERTIES, INC.

                               DECEMBER 31, 1994

2. SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

 G. Reclassifications

  Certain prior year amounts have been reclassified to conform with the 1994 presentation.

3. PER SHARE DATA

  Net income per share is based on the weighted average number of common shares outstanding of 9,231,285 for 1994, 9,028,217 for 1993, and 9,020,000 for 1992.
Common shares granted and vested but deferred pursuant to the Directors Stock Plan and the Long-Term Incentive Compensation Plan are included in the weighted average number of shares outstanding. Total shares issuable pursuant to the Directors Stock Plan and the Long-Term Incentive Compensation Plan are excluded from the weighted average number of shares outstanding for 1994 and 1993 as their impact is not material and is antidilutive, respectively. Additionally, fully diluted earnings per share are not presented because the effect of outstanding options is either not material or is antidilutive.

4. CASH DIVIDENDS AND INCOME TAXES

  No dividends were paid in 1994, 1993 or 1992. It is estimated that the Company generated a federal income tax net operating loss of $0.94, $1.46, and $0.14 per share in 1994, 1993 and 1992, respectively. As of December 31, 1994, for federal income tax purposes, it is estimated that the Company had an ordinary loss carryforward of approximately $26.3 million and a capital loss carryforward of approximately $1.9 million.

  Earnings and profits, which determine the taxability of dividends to stockholders, differ from net income due to differences in the timing of the recognition of certain income and expense items for tax reporting and for financial reporting purposes.

  The Company has operated at all times so as to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended. Accordingly, no provision for income taxes has been made in the accompanying consolidated financial statements.

  The net difference in the tax basis and the reported amounts of the Company's assets and liabilities as of December 31, 1994 is approximately $7.5 million. The difference primarily relates to reserves for losses for financial statement purposes which have not been deducted for tax purposes.

5. STOCKHOLDERS' EQUITY

  On July 21, 1993, the stockholders approved a Long-Term Incentive Compensation Plan for key employees covering 200,000 shares of common stock. Under the Plan, stock awards totaling 200,000 shares have been granted. One third of the shares granted vested on February 11, 1993, 1994 and 1995, respectively. As of December 31, 1994, 133,333 shares had vested and 79,665 of those shares were outstanding. Certain participants had elected to defer the remaining 63,001 shares pursuant to the Plan.

  Also on July 21, 1993, the stockholders approved the Directors Stock Plan covering 240,000 shares of common stock. Under the Plan, the Company shall issue common stock or stock credits, as defined in the Plan, to each non-employee Director on September 1 of each year in an amount equal to $10,000 divided by the fair market value, as defined, of one share on such date. The Plan, however, provided for the first issuance to be made on July 21, 1993. As of December 31, 1994, 106,772 shares had been issued under the Directors Stock Plan, and 10,492 shares had been deferred by the participants pursuant to the Plan.

                              MIP PROPERTIES, INC.

                               DECEMBER 31, 1994

5. STOCKHOLDERS' EQUITY--(CONTINUED)

  The Company has an Incentive Stock Option Plan and a Non-Qualified Stock Option Plan (collectively, "the Plans"). The Board of Directors has reserved 400,000 shares of common stock of the Company which may be granted to eligible persons under the plan. Options generally become exercisable at the rate of 20 percent per year, cumulatively, and are exercisable in full after five years. The options outstanding at December 31, 1994 and 1993 were granted between May 2, 1985 and May 16, 1991 and expire ten years after the date of grant. In 1993 options for 20,000 shares of common stock were terminated. Summary information at December 31, 1994, 1993 and 1992, is as follows:

                                                          1994    1993    1992
                                                         ------- ------- -------
      Options Outstanding............................... 290,000 290,000 310,000
      Options Exercisable............................... 288,000 287,000 306,000
      Average Option Price Per Share....................   $3.35   $3.35   $3.32

  The Company has authorized 25,000,000 shares of preferred stock. The issuance of preferred stock may be authorized from time to time by the Board of Directors of the Company, without stockholder approval, in such series and with such preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications or other provisions, as determined by the Board of Directors.

6. CORPORATE DEBT

  On December 28, 1993, the Company's corporate debt was purchased by a new lender and simultaneously restructured. The new Amended and Restated Credit Agreement (the "Loan") was for approximately $22 million and was scheduled to mature on June 28, 1997. The Loan was secured by most of the Company's assets and bore interest at prime plus one percent. Additionally, the Loan allowed prepayment of all or part of the principal at any time before maturity and provided the Company the opportunity to earn a discount from the face amount of the loan upon prepayment. Under the terms of the Loan, the Company could pay only such dividends as are required for the Company to retain its status as a real estate investment trust.

  By August 1994, the Company had completed the sales of the Hacienda Promenade mortgage loan, approximately two acres of land at Northbay Industrial Park, and the Casas Lindas Apartments and had completed the refinancing of Sunwest Retail Plaza, Long Beach Building, and the Northbay Industrial Building. The net proceeds of $17.1 million from these transactions were used to prepay the corporate debt which generated approximately a $4.8 million discount from the face amount, which was offset by the write-off of deferred financing costs of approximately $0.5 million.

  In February 1993, the Company had previously entered into an Amended and Restated Credit Agreement with its bank. The loan bore interest at prime plus one percent and there were no commitment fees. Costs related to restructuring the loan were capitalized, included in other assets, and amortized over the original life of the loan.

  The weighted average cost of the corporate debt outstanding as of December 31, 1993 and 1992 was 7.00, and 6.25 percent, respectively. No corporate debt was outstanding as of December 31, 1994. The weighted average cost of corporate debt for the years ended December 31, 1994, 1993 and 1992 was 8.02, 7.06, and
6.60 percent, respectively. The maximum amount of borrowings outstanding was approximately $22 and $29 million during 1994 and 1993, respectively. The Company withheld interest payments from the lender of approximately $1.6 million through December 31, 1992 relating to the pending restructure of the loan agreement. These amounts were included in accounts payable, accrued interest and other liabilities as of December 31, 1992, and were remitted to the bank in February, 1993 when the loan restructure was completed.

                              MIP PROPERTIES, INC.

                               DECEMBER 31, 1994

7. MORTGAGE DEBT

  In April 1994, the Company borrowed an additional $850,000 on the mortgage loan secured by Sunwest Retail Plaza bringing the total loan amount to $1,388,350. The loan matures in July 1995 and bears interest at prime plus one and one-half percent, or 10 percent, and prime plus one percent, or 7.0 percent as of December 31, 1994 and 1993, respectively. The loan requires a repayment fee as of December 31, 1994 of approximately $28,000 which increases monthly to approximately $61,000 at maturity.

  In May 1994, the Company obtained a $2.5 million mortgage loan secured by the Long Beach Building. The Company paid a one percent origination fee. The note bears interest at prime plus four percent or 12.5 percent as of December 31, 1994. The loan matures in May 1999 and has no prepayment fee.

  In August 1994, the Company obtained a $2.9 million mortgage loan secured by the Northbay Industrial Building. In the fourth quarter of 1994, the Company applied the net proceeds from the sale of Ontario Airport Business Park and some of the net proceeds from the sale of a portion of the Northbay Industrial Land to reduce the outstanding amount to $1,180,000. The loan matures in January 1996 and bears interest at prime plus one and one-half percent, or 10 percent as of December 31, 1994. The loan requires a repayment fee as of December 31, 1994 of approximately $20,000 which increases monthly to approximately $87,000 at maturity.

  In December 1993 the Company took over ownership of Ontario Airport Business Park and assumed a mortgage loan of approximately $1.5 million. In November 1994 the Company sold the property and the buyer assumed the existing mortgage loan.

8. COMMITMENTS

  At December 31, 1994, the Company had an unfunded commitment of approximately $2.2 million to an existing joint venture.

  Agreements to extend credit or provide capital to a partner or borrower are commitments as long as there is no violation of any condition established in the contract. The Company may also advance additional funds to investments if it believes such action will enhance or maintain its investment. Commitments generally have fixed expiration dates or other termination clauses. However, all commitments may expire without being fully drawn upon. Each potential real estate investment and each partners' or borrowers' creditworthiness is evaluated on a case-by-case basis. The Company obtains additional collateral such as personal guarantees or other real estate, when available and deemed appropriate, based on the Company's evaluation of the project, partner or borrower.

9. INVESTMENTS IN JOINT VENTURES

  The Company is a limited partner in joint ventures which are engaged in the operation of commercial and industrial real estate. The Company is entitled to cash distribution preferences with respect to its capital contributions to such joint ventures. In addition, the Company loaned funds to the joint ventures for land acquisition and construction of buildings and improvements.

  The combined financial position of the unconsolidated joint ventures at December 31, 1994 and 1993 are summarized as follows (in thousands):

                                                               1994     1993
                                                              -------  -------
   Assets (principally land, buildings and improvements)..... $48,172  $67,980
                                                              =======  =======
   Liabilities (including loans of $9,130 at December 31,
    1994 and 1993, payable to the Company)................... $53,780  $71,847
   Partners' Equity (Deficit)................................  (5,608)  (3,867)
                                                              -------  -------
   Total Liabilities and Partners' Equity (Deficit).......... $48,172  $67,980
                                                              =======  =======

                              MIP PROPERTIES, INC.

                               DECEMBER 31, 1994

9. INVESTMENTS IN JOINT VENTURES--(CONTINUED)

  The combined results of operations of the unconsolidated joint ventures for the years ended December 31, 1994, 1993, and 1992 are summarized as follows (in thousands):

                                                     1994     1993      1992
                                                    -------  -------  --------
   Revenues........................................ $ 8,845  $12,689  $ 13,144
   Operating Expenses..............................  (1,968)  (2,675)   (3,157)
   Interest........................................  (5,172)  (7,757)  (10,015)
   Depreciation and Amortization...................  (1,995)  (2,913)   (3,276)
                                                    -------  -------  --------
   Net Loss........................................ $  (290) $  (656) $ (3,304)
                                                    =======  =======  ========

  MIP is a 50 percent limited partner in the Shorebreeze Associates joint venture which owns two 100 percent leased office buildings in Redwood City, California. A $15.5 million third party loan on Phase I and a $15.2 million third party loan on Phase II mature in June, 1995. The partners are reviewing various options including extending the current loans and obtaining alternative financing.

10. INVESTMENTS IN LAND AND BUILDINGS AND IMPROVEMENTS

  The following tabulation lists by type of property the investments included in land and buildings and improvements as of December 31, 1994 (dollars in thousands):

                                                             COST      GROSS AMOUNT
                                            INITIAL COST  CAPITALIZED   CARRIED AT
                         THIRD PARTY         BUILDING &  SUBSEQUENT TO DECEMBER 31, ACCUMULATED    DATE OF      DATE
      DESCRIPTION        ENCUMBRANCE  LAND  IMPROVEMENTS  ACQUISITION      1994     DEPRECIATION CONSTRUCTION ACQUIRED
      -----------        ----------- ------ ------------ ------------- ------------ ------------ ------------ --------
Irwindale Executive
 Plaza..................   $  --     $  620   $ 2,529        $(385)(2)   $ 2,764       $  266        1990       1993
 Office/Retail
 Irwindale, CA
Long Beach Building.....    2,495       875     4,248          228         5,351          193        1925(3)    1994
 Office
 Long Beach, CA
Northbay Industrial
 Park...................    1,196     1,409     5,305          --          6,714          586        1989       1990
 Industrial
 Petaluma, CA
San Dimas Corp. Ctr.....      --      2,146     5,442          --          7,588        1,114        1989       1992
 Office/R&D
 San Dimas, CA
Sunwest Retail Plaza....    1,416       778     1,697          --          2,475          230        1989       1992
 Retail
 San Bernardino, CA
Northbay Industrial
 Park(1)................      --      2,616       --           --          2,616          --          --        1990
 Unimproved Land
 Petaluma, CA
Sunwest Professional
 Park(1)................      --      1,426       --           --          1,426          --          --        1991
 Unimproved Land
 San Bernardino, CA
                           ------    ------   -------        -----       -------       ------        ----       ----
                           $5,107    $9,870   $19,221        $(157)      $28,934       $2,389
                           ======    ======   =======        =====       =======       ======

- - --------
(1) Land Held for Sale.
(2) Basis was reduced by $390 relating to a third party rent subsidy.
(3) Building is classified as a historical landmark and was rehabilitated in 1986.

                              MIP PROPERTIES, INC.

                               DECEMBER 31, 1994

10. INVESTMENTS IN LAND AND BUILDINGS AND IMPROVEMENTS--(CONTINUED)

  The land and buildings and improvements have a federal income tax cost basis of approximately $29.7 million at December 31, 1994.

  The activity in investments in land and buildings and improvements and related accumulated depreciation for the years ended December 31, 1994, 1993, and 1992 is summarized as follows (in thousands):

               INVESTMENTS IN LAND AND BUILDINGS AND IMPROVEMENTS

                                                       1994     1993     1992
                                                      -------  -------  -------
Balance, Beginning of Year                            $35,355  $30,445  $46,678
 Additions--
   Acquisitions through Foreclosure..................   5,123    3,149    4,020
   Other Acquisitions................................     --     2,805      --
   Improvements......................................     258       67       77
                                                      -------  -------  -------
                                                       40,736   36,466   50,775
                                                      -------  -------  -------
 Deductions--
   Cost of Real Estate Sold..........................  11,412    1,111    7,111
   Third Party Foreclosure...........................     --       --    13,369
   Cash Received From Rent Subsidy...................     390      --       --
   Reclassification..................................     --       --      (150)
                                                      -------  -------  -------
                                                       11,802    1,111   20,330
                                                      -------  -------  -------
Balance, End of Year................................. $28,934  $35,355  $30,445
                                                      =======  =======  =======

                            ACCUMULATED DEPRECIATION

                                                       1994     1993     1992
                                                      -------  -------  -------
Balance, Beginning of Year........................... $ 2,515  $ 1,812  $ 2,472
 Additions (Deductions)--
   Charged to Operations.............................   1,136      732      777
   Third Party Foreclosure...........................     --       --    (1,191)
   Sales and Write-offs..............................  (1,262)     (29)    (246)
                                                      -------  -------  -------
Balance, End of Year................................. $ 2,389  $ 2,515  $ 1,812
                                                      =======  =======  =======

                              MIP PROPERTIES, INC.

                               DECEMBER 31, 1994

11. LOANS

  The following tabulation lists investments in loans outstanding by type as of December 31, 1994 (dollars in thousands):

                                                              FACE AND
                                                              CARRYING
                                   INTEREST       MATURITY    AMOUNT OF
          DESCRIPTION               RATE(1)       DATE(1)     MORTGAGE
          -----------            ------------- -------------- ---------
Loans to Joint Ventures:
  Harbor Point            Retail Prime + 1.5%  September 1998  $6,100
   Los Angeles, CA                Cap of 12%

Non-Earning Loans:
  Shorebreeze Phase II    Office LIBOR + 3.25%   June 1995      3,030(2)
   Redwood City, CA                or 9.56%                    ------

    Total Investment in Loans...............................   $9,130
                                                               ======

- - --------
(1) Interest accrues and is payable monthly. Principal is payable upon maturity of the loan.

(2) MIP's loan is subordinated to a $15.2 million third party loan. See Note 9 for further discussion.

  The activity in the loan accounts for the years ended December 31, 1994, 1993 and 1992 is summarized as follows (in thousands):

                                                      1994      1993     1992
                                                    --------  --------  -------
   Balance, Beginning of Year...................... $ 29,658  $ 47,027  $50,852
   Increases--
     Disbursements.................................      107       103      --
     Write-off of Loan Fees........................      125       --         5

   Decreases--
     Sale..........................................   (4,673)      --       --
     Write-offs....................................   (3,500)  (11,913)     --
     Foreclosures..................................  (12,587)   (5,248)     --
     Repayments....................................      --       (311)    (268)
     Deeds-in-lieu of Foreclosures.................      --        --    (3,562)
                                                    --------  --------  -------
   Balance, End of Year............................ $  9,130  $ 29,658  $47,027
                                                    ========  ========  =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

DIRECTORS OF THE REGISTRANT:

  The Board of Directors, currently consisting of eight members, is classified into three classes. The Charter and Bylaws of the Company provide that the number of Directors in each class shall be as nearly as practicable equal.

  Certain information regarding the directors of the Company as of March 1, 1995 is set forth below:

  Raymond L. Bly, Jr.--Mr. Bly, 75, has served as director of the Company since 1985 and was formerly Vice President, Western Real Estate Operations, of Prudential Insurance Company. Mr. Bly's term as a director expires in 1995.

  John W. Creighton, Jr.--Mr. Creighton, 62, has served as a director of the Company since 1985, and is president, chief executive officer and a director of Weyerhaeuser Company (forest products). He is also a director of Portland General Corporation, Quality Food Centers, Inc. and Washington Energy Company. Mr. Creighton's term as a director expires in 1995.

  Robert W. Draine--Mr. Draine, 70, has served as a director of the Company since 1985, and is a partner of Draine/Poulson Real Estate Group. He is also a director of Watson Land Company. Mr. Draine's term as a director expires in 1996.

  Mr. W. John Driscoll--Mr. Driscoll, 66, has served as a director of the Company since 1989, and was formerly chairman and president of Rock Island Company, a private investment company. He is also a director of Comshare Incorporated, Northern States Power Company, John Nuveen & Company, Inc., Rock Island Company, The St. Paul Companies, Taylor Investment Corporation and Weyerhaeuser Company. Mr. Driscoll's term as a director expires in 1996.

  Lawrence W. Farmer--Mr. Farmer, 60, has served as a director of the Company since 1985, and is a principal of Wasatch Investments, Inc. Formerly, he was president of Koll Realty Advisors, the advisor of the Company until August, 1991, and executive vice president of The Koll Company, parent of such advisor. Mr. Farmer's term as a director expires in 1996.

  Paul Fitzgerald--Mr. Fitzgerald, 58, has served as a director of the Company since 1985, and is a vice president of Chemical Bank. Mr. Fitzgerald's term as a director expires in 1997.

  Carl C. Gregory, III--Mr. Gregory, 50, has served as a director of the Company since 1986, and is chairman of the board and chief executive officer of the Company. He was president of American Western Realty Corporation until August, 1991. Mr. Gregory's term as a director expires in 1995.

  Richard T. Pratt--Mr. Pratt, 58, has served as a director of the Company since 1985, and is chairman of Richard T. Pratt Associates, a consulting firm. Formerly, he was managing director of Merrill Lynch Financial Institutions Group, chairman of the board of Merrill Lynch Mortgage Capital, Inc., and chairman of the Federal Home Loan Bank Board, the Federal Home Loan Mortgage Corporation and the Federal Savings and Loan Insurance Corporation. Mr. Pratt's term as a director expires in 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT:

  Certain information regarding the executive officers of the Company as of March 1, 1995 is set forth below:

  Carl C. Gregory, III, 50, has served as Chairman of the Board of Directors and Chief Executive Officer of the Company since May 1989 and as a member of the Board of Directors since May 1986. He was the President of American Western Realty Corporation until August 1991.

  Marsha Z. Day, 35, has served as Chief Financial Officer of the Company since August 1991, Controller of the Company since November 1988, and Secretary of the Company since August 1993.

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                                                                          LONG-TERM
                                  ANNUAL COMPENSATION                COMPENSATION AWARDS
                          --------------------------------------- --------------------------
     NAME AND                                        OTHER ANNUAL  RESTRICTED    ALL OTHER
PRINCIPAL POSITION        YEAR SALARY($) BONUS($)    COMPENSATION STOCK AWARDS  COMPENSATION
- - ------------------        ---- --------- --------    ------------ ------------  ------------
 Carl C. Gregory, III.... 1994 $270,000  $     0           *        $      0        $ 0
  Chief Executive Officer 1993  261,667   50,000(1)        *         100,000(2)       0
                          1992  250,000   30,000           *               0          0

- - --------
 * Aggregate does not exceed 10% of the total annual salary and bonus reported for the named officer.

(1) Represents fair market value on February 10, 1993 of stock award granted on February 10, 1993 in the amount of 50,000 shares, which award was subject to stockholder approval of the Company's Long- Term Incentive Compensation Plan (the "LTIP Plan"). The LTIP Plan was approved by the Stockholders at the 1993 Annual Stockholders Meeting.

(2) Includes 100,000 shares granted on February 10, 1993 under the LTIP Plan, 50,000 shares of which vested on February 11, 1994 and 1995, but payment for which (together with declared dividends) was deferred at the election of Mr. Gregory to January 1, 2000. Mr. Gregory holds no other restricted stock. The value of such restricted stock on December 31, 1994 was $190,325. Dividends are accrued on such restricted stock, and delivered when the restricted stock (or cash in lieu thereof if deferred) is delivered.

   AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR
                                     VALUES

                                                                                VALUE OF
                                                    NUMBER OF SECURITIES       UNEXERCISED
                                                   UNDERLYING UNEXERCISED     IN-THE-MONEY
                                                   OPTIONS AT FISCAL YEAR-  OPTIONS AT FISCAL
                                                             END                YEAR-END
                            NUMBER OF             ------------------------- -----------------
                         SHARES ACQUIRED  VALUE                               EXERCISABLE/
                         ON EXERCISE(#)  REALIZED EXERCISABLE UNEXERCISABLE   UNEXERCISABLE
                         --------------- -------- ----------- ------------- -----------------
Carl C. Gregory, III....         0          $0      95,000           0              $0

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

  Carl C. Gregory, III, currently serves as chairman and chief executive officer of the Company pursuant to an employment contract which became effective June 1, 1993 and expires on June 30, 1995. Presently, the Board of Directors has elected not to have the existing contract continue beyond June 30, 1995. Under the contract, Mr. Gregory is entitled to cash compensation of at least $270,000 annually. Although the employment contract may be terminated at any time by either the Company or Mr. Gregory, Mr. Gregory is entitled to receive, whether or not earned, salary that would be otherwise due under the contract through June 30, 1995, should his employment by the Company be terminated without cause (as that term is defined in the contract) or should he resign because a majority of the directors of the Company are individuals whose elections did not have the approval of the current directors of the Company; or the Company engages in a merger or sale-of-assets transaction with another corporation, as a result of which those who were stockholders of the Company prior to such a transaction no longer hold shares of the other corporation which is the surviving corporation sufficient for such holders to elect a majority of the directors of such corporation; or directors' and officers' liability indemnification and insurance which is the same or comparable to that which was available to him either as of June 1, 1991 or June 1, 1993, is not in effect; or the nature of his duties as chief executive officer of the Company are significantly limited by the Board of Directors.

COMPENSATION OF DIRECTORS

  In 1994, each non-employee director was entitled to receive for service as a director an annual fee of $10,000 and a daily fee of $500 for attending board meetings, and reimbursement of travel expenses in connection with meetings. Pursuant to the First Amended and Restated Directors Stock Plan each non-employee director is paid an annual fee in the form of common stock or stock credits, as defined in said plan, having a value on the date of grant equal to $10,000. Members of the Audit Committee received an annual fee of $1,500; and non-employee members of the Investment Committee received an annual fee of $2,500 and a daily fee of $500 for attending committee meetings and carrying out the work of the Committee.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  The members of the Compensation Committee, each of whom is currently a director of the Company, are: John W. Creighton, Jr., W. John Driscoll and Richard T. Pratt. No member of the Compensation Committee is, or has ever been, an officer or employee of the Company, except that Mr. Creighton has held the office of Chairman of the Board but has never been employed by the Company nor compensated by the Company other than compensation in the form of directors' fees paid to directors generally.

  No executive officer of the Company serves, or has served, as either a director or a member of the compensation committee of an entity of which a director of the Company or a member of its Compensation Committee is an executive officer.

  None of the members of the Compensation Committee has had a relationship with the Company the disclosure of which is required by Item 404 of SEC Regulation S-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth the persons who, to the Company's knowledge, beneficially owned more than five percent of the outstanding common stock as of March 1, 1995:

                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     TITLE OF              NAME OF            AMOUNT AND NATURE OF   PERCENT
      CLASS          BENEFICIAL OWNER(A)     BENEFICIAL OWNERSHIP(A) OF CLASS
     --------        -------------------     ----------------------- --------
   Common Stock  Palm Finance Corporation         1,380,964(b)        14.97
                 100 Wilshire Blvd., 3rd Fl.
                 Santa Monica, CA 90401

- - --------
(a) Information was obtained from the Schedule 13D filed by Steven C. Markoff and Palm Finance Corporation on January 26, 1995.
(b) Includes 14,658 shares of common stock owned by Steven C. Markoff, the indirect owner of Palm Finance Corporation.

                        SECURITY OWNERSHIP OF MANAGEMENT

     TITLE OF             NAME OF           AMOUNT AND NATURE OF     PERCENT
       CLASS         BENEFICIAL OWNER      BENEFICIAL OWNERSHIP(A)   OF CLASS
     --------        ----------------      -----------------------   --------
   Common Stock   Raymond J. Bly, Jr.               35,658(b)           *
   Common Stock   John W. Creighton, Jr.            70,258(b)           *
   Common Stock   Robert W. Draine                  88,412(b)           *
   Common Stock   W. John Driscoll                 200,898(b)(e)       2.17
   Common Stock   Lawrence W. Farmer                69,534(c)           *
   Common Stock   Paul Fitzgerald                   34,658(b)           *
   Common Stock   Carl C. Gregory, III             161,000(d)          1.73
   Common Stock   Richard T. Pratt                  36,992(b)           *

   Directors and Executive Officers as a           733,110             7.72
    group (9 individuals)

- - --------
(a) As of March 1, 1995.
(b) Includes 20,000 shares which may be acquired upon exercise of a stock option.
(c) Includes 50,000 shares which may be acquired upon exercise of a stock option.
(d) Includes 95,000 shares which may be acquired upon exercise of a stock option.
(e) Includes 131,800 shares the voting and/or dispositive powers of which are shared with others.
(f) Asterisk denotes amount is less than 1%.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  None

                             MIP PROPERTIES, INC.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  A. Index to Financial Statements and Schedules

    1. Financial Statements (included under Item 8)
      --Report of Independent Public Accountants
      --Consolidated Balance Sheets at December 31, 1994 and 1993
      --Consolidated Statements of Operations for the years ended December
        31, 1994, 1993 and 1992
      --Consolidated Statements of Stockholders' Equity at December 31,
        1994, 1993 and 1992
      --Consolidated Statements of Cash Flows for the years ended December
        31, 1994, 1993 and 1992

    2. Supplemental Financial Statement Schedules--
      --None

      All schedules have been omitted because the required information is presented in the financial statements or the related notes or are not applicable.

  B. Reports on Form 8-K

     A Form 8-K was filed on October 7, 1994.

  C. Exhibits

     *      3.1  Articles of Incorporation
     *****  3.2  Bylaws, as Amended
     **    10.3  Incentive Stock Option Plan
     **    10.4  Non-Qualified Stock Option Plan
     ***   10.19 Amended and Restated Credit Agreement, dated as of December
                 28, 1993
     ****  10.20 Amended and Restated Credit Agreement, dated as of January 28,
                 1991
     ****  10.21 Amended and Restated Credit Agreement, dated as of February 8,
                 1993
     ***** 10.22 First Amended and Restated Directors Stock Plan
     ***** 10.23 First Amended and Restated Long-Term Incentive Compensation
                 Plan
     ***** 10.24 Fee Deferral Plan
     ***** 10.25 Employment Agreement dated June 1, 1993 between Carl C.
                 Gregory, III and MIP Properties, Inc.
     ***** 10.26 Extension of Employment Agreement dated November 30, 1994 between Carl C. Gregory, III and MIP Properties, Inc.
     ***** 21.   Subsidiaries of the Registrant
           23.   Consent of Independent Public Accountants

- - --------
* Incorporated herein by reference to such Exhibit to the Annual Report on Form 10-K of Registrant for the year ended December 31, 1991.
** Incorporated herein by reference to such Exhibit to Registration Statement on Form S-8 of Registrant (Registration No. 33-17183) filed on September 11, 1987.
*** Incorporated herein by reference to such Exhibit to Form 8-K of Registrant filed on January 7, 1994.
**** Incorporated herein by reference to such Exhibit to the Annual Report on Form 10-K of Registrant for the year ended December 31, 1993.

***** Previously filed.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MIP PROPERTIES, INC.

                                               /S/  CARL C. GREGORY, III
Date: April 25, 1995                      By___________________________________
                                             Carl C. Gregory, III Chairman of
                                               the Board and Chief Executive
                                                          Officer

                                 EXHIBIT INDEX

   EXHIBIT                                                          SEQUENTIAL
   NUMBER    DESCRIPTION                                             PAGE NO.
   -------   -----------                                            ----------
 *      3.1  Articles of Incorporation
 *****  3.2  Bylaws, as Amended
 **    10.3  Incentive Stock Option Plan
 **    10.4  Non-Qualified Stock Option Plan
 ***   10.19 Amended and Restated Credit Agreement, dated as of
             December 28, 1993
 ****  10.20 Amended and Restated Credit Agreement, dated as of
             January 28, 1991
 ****  10.21 Amended and Restated Credit Agreement, dated as of
             February 8, 1993
 ***** 10.22 First Amended and Restated Directors Stock Plan
 ***** 10.23 First Amended and Restated Long-Term Incentive
             Compensation Plan
 ***** 10.24 Fee Deferral Plan
 ***** 10.25 Employment Agreement dated June 1, 1993 between Carl
             C. Gregory, III and MIP Properties, Inc.
 ***** 10.26 Extension of Employment Agreement dated November 30,
             1994 between Carl C. Gregory, III and MIP Properties, Inc.
 ***** 21.   Subsidiaries of the Registrant
       23.   Consent of Independent Public Accountants

- - --------
* Incorporated herein by reference to such Exhibit to the Annual Report on Form 10-K of Registrant for the year ended December 31, 1991.
** Incorporated herein by reference to such Exhibit to Registration Statement on Form S-8 of Registrant (Registration No. 33-17183) filed on September 11, 1987.
*** Incorporated herein by reference to such Exhibit to Form 8-K of Registrant filed on January 7, 1994.
**** Incorporated herein by reference to such Exhibit to the Annual Report on Form 10-K of Registrant for the year ended December 31, 1993.

***** Previously filed.