Form 10-Q
period 1995-03-31
MIP PROPERTIES INC
filed 1995-05-11
CIK 768680

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended March 31, 1995 or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from __________ to __________

                         COMMISSION FILE NUMBER 1-8898

                              MIP PROPERTIES, INC.
- --------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         Maryland                                            52-1394207
         --------                                         ---------------
  (State or other jurisdiction of                          (IRS Employer
  incorporation or organization)                      Identification Number)

                          2020 SANTA MONICA BOULEVARD
                                   SUITE #480
                         SANTA MONICA, CALIFORNIA          90404
                         ------------------------------  ---------
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)   (ZIP CODE)

                                 (310) 449-4444
                                 --------------
               (Registrant's telephone number, including area code)

- --------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  X   NO    .
                                               ---     ---

  The number of shares outstanding of registrant's class of common stock, as of May 11, 1995 was 9,223,105 common shares ($.01 par value).

                              MIP PROPERTIES, INC.

                           Index to Form 10-Q Report
                                For the Quarter
                              Ended March 31, 1995


                                                                             Page
                                                                             -----
Part I.   Financial Information

Item 1.        Financial Statements
               Consolidated Balance Sheets                                       1
               Consolidated Statements of Operations                             2
               Consolidated Statements of Cash Flows                             3
               Notes to Consolidated Financial Statements                    4 - 5

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                     6 - 7

Part II.       Other Information (Items 2 through 5 not applicable)
- -------------------------------------------------------------------


Item 6.        Exhibits and Reports on Form 8-K                                  8

Signature                                                                        8

Exhibits                                                                         9


MIP PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 1995 AND DECEMBER 31, 1994

                                                     March 31,     December 31,
                                                       1995            1994
                                                   -------------   -------------
ASSETS

REAL ESTATE INVESTMENTS:
  Loan to Joint Venture                            $  6,100,000    $  6,100,000
  Investments in Joint Venture                        6,301,700       6,266,100
  Non-Earning Loans                                   3,030,400       3,030,400
  Land                                                5,827,800       5,827,800
  Buildings and Improvements (net of
     accumulated depreciation of $2,621,300
     and $2,389,100 as of March 31, 1995, and
     December 31, 1994, respectively)                16,222,500      16,674,600
  Land Held for Sale                                  4,042,800       4,042,800
                                                   ------------    ------------
                                                     41,525,200      41,941,700
  Reserve for Losses                                 (8,562,000)     (8,562,000)
                                                   ------------    ------------
                                                     32,963,200      33,379,700

CASH                                                  1,787,300       1,799,300
OTHER ASSETS                                            618,800         728,100
                                                   ------------    ------------
                                                   $ 35,369,300    $ 35,907,100
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Mortgage Debt                                       4,722,600       5,107,000
  Accounts Payable and Other Liabilities                772,300         674,700
                                                   ------------    ------------
                                                      5,494,900       5,781,700

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred Stock $.01 Par Value, 25,000,000
     Shares Authorized, No Shares Outstanding             -----           -----
Common Stock, $.01 Par Value, 75,000,000
     Shares Authorized, 9,223,105 Shares
     Outstanding                                         92,200          92,100
Additional Paid-In Capital                           82,758,800      82,726,700
Accumulated Loss and Dividends
     Paid in Excess of Net Income                   (52,976,600)    (52,693,400)
                                                   ------------    ------------
                                                     29,874,400      30,125,400
                                                   ------------    ------------

                                                   $ 35,369,300    $ 35,907,100
                                                   ============    ============


The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

MIP PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


                                                         Three Months Ended
                                                              March 31,
                                                         1995          1994
                                                      -----------   -----------
Revenues:
   Interest Income                                    $  227,800    $  352,300
   Rental Income                                         935,600     1,258,100
   Joint Venture Losses                                 (166,900)      (64,000)
                                                      ----------    ----------
                                                         996,500     1,546,400
                                                      ----------    ----------

Expenses:
   Mortgage Interest                                     177,800        57,800
   Corporate Interest                                      -----       462,700
   Corporate Operating Expenses                          404,800       552,600
   Rental Operating Expenses                             359,900       469,400
   Depreciation and Amortization                         245,600       302,700
   Strategic Alternative Costs                            91,500         -----
                                                      ----------    ----------
                                                       1,279,600     1,845,200
                                                      ----------    ----------
Loss Before Extraordinary Item                          (283,100)     (298,800)
Extraordinary Gain on Debt Forgiveness                     -----        21,400
                                                      ----------    ----------

Net Loss                                                (283,100)     (277,400)
                                                      ==========    ==========

Loss Per Share Before Extraordinary Item                 ($0.030)      ($0.032)
Extraordinary Gain on Debt Forgiveness Per Share           -----         0.002
                                                      ----------    ----------
                                                         ($0.030)      ($0.030)
                                                      ==========    ==========

Dividends Paid Per Share                              $    0.000    $    0.000




The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

MIP PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                       Three Months Ended
                                                     March 31,     March 31,
                                                       1995          1994
                                                    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                           ($283,100)    ($277,400)
  Extraordinary Gain on Debt Forgiveness                    --       (21,400)
  Depreciation and Amortization                        245,600       302,700
  Equity in Joint Venture Losses                       166,900        64,000
  Lease Termination Payment                            400,000            --
  Cash Received From Rent Subsidy                           --       149,000
  Net Change in Other Assets and Accounts
     Payable and Other Liabilities                     255,600        99,300
                                                    ----------    ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES              785,000       316,200
                                                    ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Joint Venture Equity Contribution                   (202,500)           --
  Investment in Buildings and Improvements            (180,000)      (58,900)
  Net Proceeds from Disposition of Investments              --        50,000
                                                    ----------    ----------
NET CASH USED IN INVESTING ACTIVITIES                 (382,500)       (8,900)
                                                    ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Paydowns of Mortgage Debt                           (414,500)       (3,200)
  Paydowns of Corporate Debt                                --       (64,000)
                                                    ----------    ----------
NET CASH USED IN FINANCING ACTIVITIES                 (414,500)      (67,200)
                                                    ----------    ----------

Net Increase (Decrease) In Cash                        (12,000)      240,100
Cash at Beginning of the Period                      1,799,300     1,390,900
                                                    ----------    ----------

Cash at End of the Period                           $1,787,300    $1,631,000
                                                    ==========    ==========

Cash Interest Paid                                     147,400       455,900
                                                    ==========    ==========

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                             MIP PROPERTIES, INC.
                                March 31, 1995
                  Notes to Consolidated Financial Statements


1.  BASIS OF PRESENTATION

    In accordance with the rules and regulations of the Securities and Exchange Commission certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The accompanying interim financial statements have not been examined by independent public accountants. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the Company's 1994 Annual Report on Form 10-K. In the opinion of management, all adjustments necessary to the fair presentation of the accompanying financial information have been made.

2.  PER SHARE DATA

    Net loss per share is based on the weighted average number of common shares outstanding of 9,303,930 for 1995 and 9,170,629 for 1994. Common shares granted but deferred pursuant to the Directors Stock Plan and the Long-Term Incentive Compensation Plan are included in the weighted average number of shares outstanding. Total shares issuable pursuant to the Directors Stock Plan are excluded from the weighted average number of shares outstanding for 1995 and 1994 as their impact is antidilutive. Additionally, fully diluted earnings per share are not presented because the effect of outstanding options is antidilutive.

3.  INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

    The unaudited combined financial position and results of operations of the unconsolidated joint ventures in which the Company has invested are as follows (in thousands):



                                                     March 31,    December 31,
                                                        1995          1994
                                                     ----------   -------------
Assets (principally land, buildings and
 improvements)                                         $47,841         $48,172
                                                       =======         =======

Liabilities (including loans of $9,130 at March
 31, 1995, and December 31, 1994, payable
 to the Company)                                       $53,274         $53,780
Partners Equity (Deficit)                               (5,433)         (5,608)
                                                       -------         -------
Total Liabilities & Partners Equity (Deficit)          $47,841         $48,172
                                                       =======         =======

                                                    Three Months Ended March 31,
                                                        1995            1994
                                                       -------         -------
Revenue                                                $ 2,068         $ 2,325
Operating Expenses                                        (454)           (472)
Interest Expense                                        (1,293)         (1,391)
Depreciation and Amortization                             (392)           (598)
                                                       -------         -------
Net Loss                                               $   (71)        $  (136)
                                                       =======         =======

                              MIP PROPERTIES, INC.
                                 March 31, 1995
             Notes to Consolidated Financial Statements (Continued)

    In April 1995, the Shorebreeze Associates joint venture which owns two 100 percent leased office buildings in Redwood City, California, was restructured. The joint venture ownership now includes Redwood Shores MIP Inc., a wholly owned subsidiary of MIP, as a 1 percent general partner, MIP as an 89 percent limited partner and the previous general partners as 5 percent limited partners each. Under the terms of the agreement, MIP is allocated 90 percent of ordinary income and 90 percent of all losses. Net profits from an extraordinary event are in general allocated first to the limited partners other than MIP and then in accordance with ownership percentages. Pursuant to the terms of the joint venture agreement and generally accepted accounting principles, the Company believes it does not have a controlling interest and therefore, Shorebreeze Associates is not consolidated. Accordingly, 90 percent of the losses from the joint venture are included in joint venture losses in MIP's statement of operations for the three months ended March 31, 1995. Additionally, a $15.4 million third party loan related to Phase I and a $14.9 million third party loan related to Phase II mature in June 1995. The partners are reviewing various options including extending the current loans and obtaining alternative financing.

    In January 1995 the Company made an equity contribution of $202,500 to its Harbor Point joint venture to fund the second installment of a leasing commission relating to the sole tenant Home Depot USA, Inc.

4.  CORPORATE OPERATING EXPENSES

    The breakdown of corporate operating expenses for the three months ended March 31, 1995 and 1994, is as follows (in thousands):

                                                    1995    1994
                                                    -----   -----

    Compensation                                    $180    $240
    Directors and Officers Liability Insurance       105     157
    Other                                            120     156
                                                    ----    ----

                                                    $405    $553
                                                    ====    ====

5.  STOCKHOLDERS' EQUITY

    The Company maintains a Long-Term Incentive Compensation Plan for key employees covering 200,000 shares of common stock. Under the Plan, stock awards totaling 200,000 shares have been granted. One third of the shares granted vested on February 11, 1993, February 11, 1994, and February 11, 1995, respectively. As of March 31, 1995, 96,333 of the vested shares had been issued, 100,000 shares were deferred by participants pursuant to the Plan, and the remaining 3,667 shares had been paid out in cash to participants pursuant to the Plan.

6.  BUILDINGS AND IMPROVEMENTS AND MORTGAGE DEBT

    During the first quarter of 1995, a tenant in the San Dimas Corporate Center, TRW Technar, Inc., exercised its right to terminate its lease and paid the Company $400,000. The tenant will continue to occupy the space through February 1997. This payment was used to offset the capitalized tenant improvements related to this tenant.

    Additionally, in March 1995, the Company made a $400,000 paydown on the mortgage loan secured by Sunwest Retail Plaza, decreasing the total loan amount to $988,350. In connection with the paydown, the Company paid a fee of approximately $12,700. The loan matures in January 1996 and bears interest at prime plus one and one-half percent, or 10.50 percent as of March 31, 1995. Beginning August 1, 1995 an extension fee of one-tenth of one percent is due monthly. The loan requires a repayment fee of approximately $32,000 as of March 31, 1995 which increases monthly through July 1995 to approximately 44,000.

                             MIP PROPERTIES, INC.
                                   Form 10-Q
                                March 31, 1995


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
- -------------------------------

Based on current information and market conditions, management believes that in the next twenty-four months there will be sufficient cash from operations to operate the Company. MIP's mortgage debt, including the debt at the joint venture level, matures in 1995, 1996 and 1999. Funds to repay mortgage debt are expected to be generated from the refinancing of existing debt, sales of certain assets, and current cash flow. Additionally, approximately 4 and 16 percent of the existing leases in MIP's portfolio, on a square foot basis, expire in 1995 and 1996, respectively. MIP's ability to successfully manage tenant turnover and improve the overall leasing of the portfolio is contingent in part on various external factors such as business contractions of significant tenants and a more competitive marketplace. Although MIP anticipates a satisfactory outcome regarding refinancing and re-leasing its projects, MIP may be negatively impacted by conditions in the real estate and financial markets in general.

At March 31, 1995, the Company had an unfunded commitment of approximately $2.2 million to an existing joint venture. If required, management expects that this commitment would be funded from available cash, future cash flow and from additional mortgage debt.

Cash flows from operating activities increased in 1995 primarily due to the receipt of a one time early lease cancellation payment of $400,000 from TRW Technar, Inc., a tenant in San Dimas Corporate Center. Cash flows from investing activities decreased due to increased tenant improvement costs at the Long Beach Building and Irwindale Executive Plaza and a joint venture equity contribution to Harbor Point for a second installment on a leasing commission. Cash flows from financing activities reflect a greater repayment of debt in 1995.

The Company believes it has operated so as to qualify as a real estate investment trust under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. In order to maintain this qualification, the Company must pay 95 percent of its taxable income in dividends. The Company currently anticipates utilizing available net operating loss carryforwards to offset any taxable income. Presently, the Company does not anticipate paying any dividends in 1995.

Results of Operations
- ---------------------

Three Months Ended March 31, 1995
- ---------------------------------

Consolidated net loss for the three month period ended March 31, 1995 was ($283,100) or ($0.03) per share compared with ($277,400) or ($0.03) per share for the same period in 1994. The results from 1994 include an extraordinary gain on debt forgiveness of $21,400.

Interest income decreased for the three months ended March 31, 1995 due to the sale of the $4.4 million Hacienda Promenade mortgage loan in June 1994.

Joint venture losses increased for the three months ended March 31, 1995 primarily due to the restructure of the Shorebreeze Associates joint venture. MIP is now allocated 90 percent of the losses versus 20 percent in prior periods.

The decrease in rental income, rental operating expenses and depreciation and amortization reflect the sales of Casas Lindas Apartments in August 1994 and Ontario Airport Business Park in November 1994, offset by the acquisition of the Long Beach Building in late January 1994.

                             MIP PROPERTIES, INC.
                                   Form 10-Q
                                March 31, 1995

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Mortgage interest increased due to higher average borrowings of approximately $3.0 million for the first quarter of 1995 compared to the first quarter of 1994, the accrual of repayment fees with respect to the Northbay Building and the Sunwest Retail Plaza mortgage loans and the increased prime rate. There was no corporate interest expense in 1995 due to the payoff of the corporate debt in August 1994.

Corporate operating expenses decreased due to lower directors and officers liability insurance premium, lower compensation expense related to the Long-Term Incentive Compensation Plan, and lower legal costs.

Strategic alternative costs relate to legal and consulting fees incurred in pursuit of MIP's stated goal of reviewing strategic alternatives.

                             MIP PROPERTIES, INC.
                                   Form 10-Q
                                March 31, 1995


Part II.    Other Information
- -----------------------------

Item 6.  Exhibits and Reports on Form 8-K

(a).    See Exhibit index.

(b). No reports on Form 8-K were filed during the quarter ended March 31, 1995.



Signature
- ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    MIP PROPERTIES, INC.


                    By /s/ Marsha Z. Day
                       -----------------
                       Marsha Z. Day
                       Duly Authorized Officer and
                       Chief Accounting Officer


                    Date  May 11, 1995
                          ------------

                                 EXHIBIT INDEX
                                 -------------

Exhibit No.    Description of Documents                          Sequentially
- -----------    ------------------------                          ------------
                                                                 Numbered Page
                                                                 -------------
10.27          Fourth Amended and Restated Agreement of
               Limited Partnership of  Shorebreeze Associates

27             Article 5 FDS for March 31, 1995 10-Q