Form 10-Q
period 1995-06-30
MIP PROPERTIES INC
filed 1995-08-11
CIK 768680

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
- ---  EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1995 or


___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

                         COMMISSION FILE NUMBER 1-8898

                              MIP PROPERTIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           Maryland                                    52-1394207
- ------------------------------------     ------------------------------------
  (State or other jurisdiction of        IRS Employer Identification Number
  incorporation or organization)

                          2020 SANTA MONICA BOULEVARD
                                   SUITE #480
                         SANTA MONICA, CALIFORNIA 90404
                         ------------------------------
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                (310) 449-4444
                                --------------
              (Registrant's telephone number, including area code)

         _____________________________________________________________
             (Former name, former address and former fiscal year,
                         if changed since last report)

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

  The number of shares outstanding of registrant's class of common stock, as of August 11, 1995, was 9,223,105 common shares ($.01 par value).

                              MIP PROPERTIES, INC.

                           Index to Form 10-Q Report
                                For the Quarter
                              Ended June 30, 1995



Part I.        Financial Information                                            Page
- -------        -------------------------                                        ----
Item 1.        Financial Statements
               Consolidated Balance Sheets                                        1
               Consolidated Statements of Operations                              2
               Consolidated Statements of Cash Flows                              3
               Notes to Consolidated Financial Statements                     4 - 7

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                     8 - 11

Part II.       Other Information (Items 2 through 5 not applicable)
- -------        -------------------------
6.             Exhibits and Reports on Form 8-K                                  12

Signature                                                                        12

Exhibits                                                                         13

MIP PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 1995 AND DECEMBER 31, 1994

                                                                June 30,      December 31,
                                                                  1995            1994
                                                              -------------   -------------

ASSETS

REAL ESTATE INVESTMENTS:
  Loan to Joint Venture                                       $  6,100,000    $  6,100,000
  Investments in Joint Ventures                                  6,225,100       6,266,100
  Non-Earning Loan                                               3,030,400       3,030,400
  Land                                                           5,827,800       5,827,800
  Buildings and Improvements (net of
     accumulated depreciation of $2,859,500
     and $2,389,100 as of June 30, 1995, and
     December 31, 1994, respectively)                           16,299,600      16,674,600
  Land Held for Sale                                             4,042,800       4,042,800
                                                              ------------    ------------
                                                                41,525,700      41,941,700
  Reserve for Losses                                            (8,562,000)     (8,562,000)
                                                              ------------    ------------
                                                                32,963,700      33,379,700

CASH                                                             1,199,300       1,799,300
OTHER ASSETS                                                       929,900         728,100
                                                              ------------    ------------
                                                              $ 35,092,900    $ 35,907,100
                                                              ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Mortgage Debt                                               $  4,756,400    $  5,107,000
  Accounts Payable and Other Liabilities                           805,800         674,700
                                                              ------------    ------------
                                                                 5,562,200       5,781,700

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred Stock $.01 Par Value, 25,000,000
       Shares Authorized, No Shares Outstanding                      -----           -----
  Common Stock, $.01 Par Value, 75,000,000
       Shares Authorized, 9,223,105 and
       9,206,437 Shares Outstanding as of
       June 30, 1995 and December 31, 1994, respectively            92,200          92,100
  Additional Paid-In Capital                                    82,758,800      82,726,700
  Accumulated Loss and Dividends
       Paid in Excess of Net Income                            (53,320,300)    (52,693,400)
                                                              ------------    ------------
                                                                29,530,700      30,125,400
                                                              ------------    ------------

                                                              $ 35,092,900    $ 35,907,100
                                                              ============    ============

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

MIP PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                          Three Months Ended            Six Months Ended
                                                               June 30,                     June 30,
                                                         1995           1994          1995           1994
                                                      -----------   ------------   -----------   ------------
Revenues:
   Interest Income                                    $  231,300    $   282,900    $  459,100    $   635,200
   Rental Income                                         992,700      1,247,200     1,928,300      2,505,300
   Joint Venture Losses                                 ( 76,600)       (62,500)     (243,500)      (126,500)
   Loss on Disposition of Investments                       ----     (1,459,200)         ----     (1,459,200)
                                                      ----------    -----------    ----------    -----------
                                                       1,147,400          8,400     2,143,900      1,554,800
                                                      ----------    -----------    ----------    -----------

Expenses:
   Mortgage Interest                                     173,200        102,400       351,000        160,200
   Corporate Interest                                       ----        456,000          ----        918,700
   Corporate Operating Expenses                          496,300        503,700       901,100      1,056,300
   Rental Operating Expenses                             302,300        499,500       662,200        968,900
   Depreciation and Amortization                         264,000        323,600       509,600        626,200
   Strategic Alternative Costs                           255,400           ----       346,900           ----
                                                      ----------    -----------    ----------    -----------
                                                       1,491,200      1,885,200     2,770,800      3,730,300
                                                      ----------    -----------    ----------    -----------

Loss Before Extraordinary Item                          (343,800)    (1,876,800)     (626,900)    (2,175,500)
Extraordinary Gain on Debt Forgiveness                      ----      1,735,600          ----      1,757,000
                                                      ----------    -----------    ----------    -----------

Net Loss                                               ($343,800)     ($141,200)    ($626,900)     ($418,500)
                                                      ==========    ===========    ==========    ===========


Loss Per Share Before Extraordinary Item                  ($0.04)        ($0.21)       ($0.07)        ($0.24)
Extraordinary Gain on Debt Forgiveness Per Share            ----           0.19          ----           0.19
                                                      ----------    -----------    ----------    -----------

Net Loss Per Share                                        ($0.04)        ($0.02)       ($0.07)        ($0.05)
                                                      ==========    ===========    ==========    ===========

Dividends Paid Per Share                              $     0.00    $      0.00    $     0.00    $      0.00


The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

MIP PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                Six Months Ended

                                                          June 30,       June 30,
                                                           1995           1994
                                                         ----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                ($626,900)     ($418,500)
  Depreciation and Amortization                             509,600        626,200
  Equity in Joint Venture Losses                            243,500        126,500
  Lease Termination Payment                                 400,000           ----
  Cash Received From Rent Subsidy                            27,100        252,500
  Loss on Disposition of Investments                           ----      1,459,200
  Extraordinary Gain on Debt Forgiveness                       ----     (1,757,000)
  Net Change in Other Assets and Accounts
     Payable and Other Liabilities                          (11,800)       215,900
                                                         ----------    -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                   541,500        504,800
                                                         ----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Joint Venture Equity Contribution                        (202,500)          ----
  Mortgage Loan Disbursed                                      ----       (107,000)
  Investment in Buildings and Improvements                 (522,400)       (51,300)
  Net Proceeds from Disposition of Investments                 ----      3,106,600
                                                         ----------    -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES        (724,900)     2,948,300
                                                         ----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Paydowns of Corporate Debt                                   ----     (6,480,400)
  Paydowns of Mortgage Debt                                (416,600)          ----
  Proceeds from Mortgage Debt                                  ----      3,345,100
                                                         ----------    -----------
NET CASH USED IN FINANCING ACTIVITIES                      (416,600)    (3,135,300)
                                                         ----------    -----------

Net Increase (Decrease) In Cash                            (600,000)       317,800
Cash at Beginning of the Period                           1,799,300      1,390,900
                                                         ----------    -----------

Cash at End of the Period                                $1,199,300    $ 1,708,700
                                                         ==========    ===========

Cash Interest Paid                                       $  351,000    $   782,500
                                                         ==========    ===========

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                              MIP PROPERTIES, INC.
                                 June 30, 1995
                   Notes to Consolidated Financial Statements

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

2.  PER SHARE DATA

 Net loss per share is based on the weighted average number of common shares outstanding for the three and six months ended of 9,337,264 and 9,318,216 for 1995 and 9,174,169 and 9,172,795 for 1994, respectively. Common shares granted but deferred pursuant to the Directors Stock Plan and the Long-Term Incentive Compensation Plan are included in the weighted average number of shares outstanding. Total shares issuable pursuant to the Directors Stock Plan are excluded from the weighted average number of shares outstanding for 1995 and 1994 as their impact is antidilutive. Additionally, fully diluted earnings per share are not presented because the effect of outstanding options is antidilutive.

3.  INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

 The unaudited combined financial position and results of operations of the unconsolidated joint ventures in which the Company has invested are as follows (in thousands):

                                                    June 30,    December 31,
                                                      1995          1994
                                                    ---------   -------------
Assets (principally land, buildings and
 improvements)                                       $46,595         $48,172
                                                     =======         =======

Liabilities (including loans of $9,130 at June
 30, 1995, and December 31, 1994, payable
 to the Company)                                     $52,995         $53,780
Partners Equity (Deficit)                             (6,400)         (5,608)
                                                     -------         -------
Total Liabilities & Partners Equity (Deficit)        $46,595         $48,172
                                                     =======         =======


                                                    Six Months Ended June 30,
                                                       1995            1994
                                                     -------         -------

Revenue                                              $ 4,241         $ 4,380
Operating Expenses                                      (920)           (906)
Interest Expense                                      (2,594)         (2,627)
Depreciation and Amortization                           (785)         (1,116)
                                                     -------         -------
Net Loss                                             $   (58)        $  (269)
                                                     =======         =======

                               MIP PROPERTIES, INC.
                                 June 30, 1995
             Notes to Consolidated Financial Statements (Continued)

3. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES CONTINUED

 In April 1995, the Shorebreeze Associates joint venture which owns two 100 percent leased office buildings in Redwood City, California, was restructured. The joint venture ownership is now as follows: Redwood Shores MIP Inc., a wholly owned subsidiary of MIP, is a 1 percent general partner, MIP is an 89 percent limited partner and the previous general partners are collectively 10 percent limited partners. Under the terms of the restructured joint venture agreement, MIP is allocated 90 percent of ordinary income and 90 percent of all losses. Net profits from an extraordinary event are in general allocated first to the limited partners other than MIP and then in accordance with ownership percentages. Pursuant to the terms of the joint venture agreement and generally accepted accounting principles, the Company believes it does not have a controlling interest and, therefore, Shorebreeze Associates is not consolidated. Accordingly, 90 percent of the losses from the joint venture are included in joint venture losses in MIP's statement of operations for the three and six months ended June 30, 1995.

 Additionally, the Phase I $15.1 million and the Phase II $14.7 million third party loans matured as of June 30, 1995. The partners are in the process of negotiating extensions and/or refinancing of the loans and the existing lenders have made offers for extensions and/or forbearances with respect to the loans. Based on the Company's past experience in negotiating extensions of loans for itself and certain of its partnerships, including Shorebreeze Associates with these lenders, the Company believes that it will be able to assist the partnership in obtaining extensions of the loans. However, no assurance can be given that the partners will be successful in obtaining any extension or refinancing of the loans. If Shorebreeze Associates is unable to obtain an extension or refinancing of the loans, then the lenders will have, among other remedies, the right to foreclose on the properties which would have a material adverse effect on the Company's financial position. However, the Company believes that a foreclosure on the properties is unlikely because the partnership has a number of viable alternatives, such as further negotiation, sale, bankruptcy of the partnership, or infusion of additional equity capital. Currently, all of the cash flow from the Shorebreeze Associates properties is being paid to the lenders as principal and interest.

4. CORPORATE OPERATING EXPENSES

 The breakdown of corporate operating expenses for the three and six months ended June 30, 1995 and 1994, is as follows (in thousands):

                                                       Three Months Ended    Six Months Ended
                                                            June 30,            June 30,
                                                         1995     1994       1995      1994
                                                       -------   -------    --------   ------

     Salaries                                         $   265      $ 181      $ 445   $  421
     Directors and Officers Liability Insurance            88        130        193      287
     Other                                                143        192        263      348
                                                      -------      -----      -----   ------
                                                      $   496      $ 503      $ 901   $1,056
                                                      =======      =====      =====   ======

 In May 1995, the Company extended its employment agreement with Carl C. Gregory, III, the Company's Chairman of the Board and Chief Executive Officer, to the earlier of the consummation of a merger or November 30, 1995. Pursuant to the agreement, Mr. Gregory is entitled to receive a retention bonus of $135,000 plus accrued vacation upon the expiration of his agreement with the Company. Mr. Gregory's retention bonus is being accrued ratably through November 30, 1995. Additionally, in May 1995, Mr. Gregory was awarded a cash bonus of $65,000 relating to services rendered in 1994 which was recorded as salary expense in the three months ended June 30, 1995.

                              MIP PROPERTIES, INC.
                                 June 30, 1995
             Notes to Consolidated Financial Statements (Continued)

5. STOCKHOLDERS' EQUITY

 The Company maintains a Long-Term Incentive Compensation Plan for key employees covering 200,000 shares of common stock. Under the Plan, stock awards totaling 200,000 shares have been granted. One third of the shares granted vested on each of February 11, 1993, February 11, 1994, and February 11, 1995. As of June 30, 1995, 96,334 of the vested shares had been issued, 100,000 shares were deferred by participants pursuant to the plan, and the remaining 3,666 shares had been paid out in cash to participants pursuant to the plan.

6. BUILDINGS AND IMPROVEMENTS AND MORTGAGE DEBT

 During the first quarter in 1995, a tenant in the San Dimas Corporate Center, TRW Technar, Inc., exercised the right to terminate its lease as of February 1997 and paid the Company $400,000. This payment was used to offset the capitalized improvements included in building and improvements related to this tenant.

 Additionally, in March 1995 the Company made a $400,000 paydown on the mortgage loan secured by Sunwest Retail Plaza, decreasing the total loan amount to $988,350. In connection with the paydown, the Company paid a fee of approximately $12,700. The loan matures in January 1996 and bears interest at prime plus one and one-half percent, or 10.50 percent as of June 30, 1995. Beginning August 1, 1995 an extension fee of one-tenth of one percent is due monthly. The loan required a repayment fee of approximately $41,000 as of June 30, 1995, which increased to its maximum of approximately $44,000 on July 27, 1995.

7. POTENTIAL MERGER

 On May 21, 1995, the Company signed an Agreement and Plan of Merger (the "Agreement") to be acquired by JER Partners, LLC, an affiliate of J.E. Robert Companies. Under the terms of the Agreement, JER Partners, LLC will acquire 100% of the outstanding MIP stock through a merger transaction for $2.475 per share in cash, or approximately $23.1 million in the aggregate. The proposed transaction is subject to a number of conditions, including the approval of at least 80% of the outstanding shares of MIP. Additionally, a newly-formed wholly owned subsidiary of JER Partners, LLC has entered into an agreement to sell certain assets to the Company's largest stockholder following the consummation of the merger.

 The Company and JER Partners, LLC are responsible for their own costs and expenses incurred in connection with the negotiations and execution of the Agreement. The Company is responsible for all costs and expenses of the Company and JER Partners, LLC relating to the solicitation of proxies and the preparation and mailing of the Proxy Statement. The Company estimates that the aggregate amount of costs and expenses which it will incur with respect to the merger, the solicitation of proxies, and the preparation and mailing of the Proxy Statement will be approximately $635,000. Approximately $346,900 has been expensed as strategic alternative costs through the six months ended June 30, 1995.

                              MIP PROPERTIES, INC.
                                 June 30, 1995
             Notes to Consolidated Financial Statements (Continued)

7. POTENTIAL MERGER CONTINUED

 All deferred compensation arrangements pursuant to the MIP Properties, Inc. First Amended and Restated Long-Term Incentive Compensation Plan the Fee Deferral Plan the ("Plans") shall be terminated once the merger is consummated. Pursuant to the Plans, immediately prior to the consummation of the merger, the Company will issue common stock in an amount equal to the number of deferred shares. A total of 100,000 shares will be issued pursuant to the First Amended and Restated Long-Term Incentive Plan and 10,492 shares will be issued pursuant to the Fee Deferral Plan. Included in accounts payable and other liabilities as June 30, 1995 is an accrual of $241,700 based on the closing market price of the Company's common stock on June 30, 1995.

 Additionally, the Company has entered into retention bonus and severance payment arrangements with certain employees that become obligations of the Company only in the event a merger is consummated, which in the aggregate total approximately $85,000. These amounts have not been accrued in the financial statements for the period ended June 30, 1995, as stockholder approval for the merger has not yet been obtained and the merger has not been consummated.

8. RECENT ACCOUNTING PRONOUNCEMENTS

 In March 1995, Statement of Accounting Standards No. 121 was issued which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets. This statement, which will be effective in 1996, addresses when impairment losses should be recognized and how impairment losses should be measured. Although the Company's analysis of the impact of this statement is not complete, the Company believes that the adoption of this statement will not have a material effect on its financial statements.

                              MIP PROPERTIES, INC.
                                   Form 10-Q
                                  June 30, 1995

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Potential Merger
- ----------------

On May 21, 1995, the Company signed an Agreement and Plan of Merger (the "Agreement") to be acquired by JER Partners, LLC, an affiliate of J.E. Robert Companies. Under the terms of the Agreement, JER Partners, LLC will acquire 100% of the outstanding MIP stock through a merger transaction for $2.475 per share in cash, or approximately $23.1 million in the aggregate. The proposed transaction is subject to a number of conditions, including the approval of at least 80% of the outstanding shares of MIP. JER Partners, LLC has obtained a proxy from Palm Finance Corporation and Mr. and Mrs. Markoff who own an aggregate of 1,380,964 shares of common stock of MIP, or approximately 15% of all of the outstanding shares of common stock of the Company, to vote such shares in favor of the merger. J.E. Robert Company, Inc. owns approximately 1.7% of the outstanding shares of common stock of the Company. In addition, a newly-formed wholly owned subsidiary of JER Partners, LLC has entered into an agreement to sell certain assets to Palm Finance Corporation following the consummation of the merger for an estimated purchase price of approximately $1.8 million.

The Agreement may be terminated at any time prior to the filing of the Articles of Merger with the Maryland State Department of Assessments and Taxation by (i) mutual written consent of JER Partners, LLC and the Company and (ii) by JER Partners, LLC or the Company if (a) the other party or parties, as the case may be, fail to comply in any material respect with any of the covenants in the Agreement and such failure is not cured within ten (10) business days of written notice of such breach, (b) any material representation or warranty by the other party or parties was incorrect in any material respect when made, or (c) the merger is not consummated by November 30, 1995. Further, in the event of termination of the Agreement because the Board of Directors of the Company withdraws or adversely modifies its recommendation of the merger, enters into a definitive agreement with another party to be acquired by such party, or because the Company fails to obtain the requisite approval of the holders of at least eighty percent of the outstanding shares of the Company's common stock by November 28, 1995, then the Company will be required to pay JER Partners, LLC a termination fee in the amount of $400,000.

The Company and JER Partners, LLC are responsible for their own costs and expenses incurred in connection with the negotiation and execution of the Agreement. The Company is responsible for all costs and expenses of the Company and JER Partners, LLC relating to the solicitation of proxies and the preparation and mailing of the Proxy Statement. The Company estimates that the aggregate amount of costs and expenses which it will incur with respect to the merger, the solicitation of proxies, and the preparation and mailing of the Proxy Statement will be approximately $635,000. Approximately $346,900 has been expensed as strategic alternative costs through the six months ended June 30, 1995.

All deferred compensation arrangements pursuant to the MIP Properties, Inc. First Amended and Restated Long-Term Incentive Compensation Plan the Fee Deferral Plan the ("Plans") shall be terminated once the merger is consummated. Pursuant to the Plans, immediately prior to the consummation of the merger, the Company will issue common stock in an amount equal to the number of deferred shares. A total of 100,000 shares will be issued to Carl C. Gregory, III, Chairman of the Board and Chief Executive Officer, pursuant to the First Amended and Restated Long-Term Incentive Plan and 5,246 shares will be issued to each of two directors pursuant to the Fee Deferral Plan. Included in accounts payable and other liabilities as June 30, 1995 is an accrual of $241,700 based on the closing market price of the Company's common stock on June 30, 1995.

                              MIP PROPERTIES, INC.
                                   Form 10-Q
                                  June 30, 1995

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTINUED

Additionally, the Company has entered into retention bonus and severance payment arrangements with certain employees that become obligations of the Company only in the event the merger is consummated which in the aggregate total approximately $85,000. These amounts have not been accrued in the financial statements for the period ended June 30, 1995, as stockholder approval has not been obtained and the merger has not been consummated.

Employment Contract
- -------------------

In May 1995, the Company extended its employment agreement with Carl C. Gregory, III, the Company's Chairman of the Board and Chief Executive Officer, to the earlier of the consummation of a merger or November 30, 1995. Pursuant to the agreement, Mr. Gregory is entitled to receive a retention bonus of $135,000 plus accrued vacation upon the expiration of his agreement with the Company. Mr. Gregory's retention bonus is being accrued ratably through November 30, 1995. Additionally, in May 1995, Mr. Gregory was awarded a cash bonus of $65,000 relating to services rendered in 1994 which was recorded as salary expense in the three months ended June 30, 1995.

Recent Accounting Pronouncements
- --------------------------------

In March 1995, Statement of Accounting Standards No. 121 was issued which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets. This statement, which will be effective in 1996, addresses when impairment losses should be recognized and how impairment losses should be measured. Although the Company's analysis of the impact of this statement is not complete, the Company believes that the adoption of this statement will not have a material effect on its financial statements.

Liquidity and Capital Resources
- -------------------------------

Based on current information and market conditions, management believes that in the next twenty-four months there will be sufficient cash from operations to operate the Company. MIP's mortgage debt, including the debt at the joint venture level, matures in 1995, 1996 and 1999. Funds to repay mortgage debt are expected to be generated from the refinancing of existing debt, sales of certain assets and current cash flow. On June 30, 1995, the two third party loans related to the Shorebreeze Associates joint venture, which total $29.8 million, matured. The partners are in the process of negotiating extensions and/or refinancing of the loans and the existing lenders have made offers for extensions and/or forbearances with respect to the loans. Based on the Company's past experience in negotiating extensions of loans for itself and certain of its partnerships, including Shorebreeze Associates with these lenders, the Company believes that it will be able to assist the partnership in obtaining extensions of the loans. However, no assurance can be given that the partners will be successful in obtaining any extension or refinancing of the loans. If Shorebreeze Associates is unable to obtain an extension or refinancing of the loans, then the lenders will have, among other remedies, the right to foreclose on the properties which would have a material adverse effect on the Company's financial position. However, the Company believes that a foreclosure on the properties is unlikely because the partnership has a number of viable alternatives, such as further negotiation, sale, bankruptcy of the partnership or infusion of additional equity capital. Currently, all of the cash flow from the Shorebreeze Associates properties is being paid to the lenders as principal and interest.

                              MIP PROPERTIES, INC.
                                   Form 10-Q
                                  June 30, 1995

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTINUED

Approximately 1, 10 and 10 percent of the existing leases in MIP's portfolio, on a square foot basis, expire in 1995, 1996 and 1997, respectively. MIP's ability to successfully manage tenant turnover and improve the overall leasing of the portfolio is contingent on various external factors such as business contractions of significant tenants and a more competitive marketplace.
Although MIP anticipates a satisfactory outcome regarding refinancing and re-leasing its projects, MIP may be negatively impacted by the conditions in the real estate and financial markets in general.

At June 30, 1995, the Company had an unfunded commitment of approximately $2.2 million to an existing joint venture. If required, management expects that this commitment would be funded from available cash, future cash flow and from additional mortgage debt.

Cash flows from operating activities increased in 1995 primarily due to the receipt of a one time early cancellation payment of $400,000 from TRW Technar, Inc., a tenant in San Dimas Corporate Center, offset by Strategic Alternative Costs of approximately $346,900 and lower rent subsidy receipts related to the Irwindale Executive Plaza. Cash flows from investing activities decreased due to tenant improvement costs at the Long Beach Building and Irwindale Executive Plaza, a joint venture equity contribution to Harbor Point for a second installment of a leasing commission, and no asset sales in 1995. The change in cash flows from financing activities between 1995 and 1994 reflect the Company efforts in 1994 to sell and refinance assets to pay off the corporate debt at a discount.

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

Results of Operations
- ---------------------

Three Months and Six Months Ended June 30, 1995
- -----------------------------------------------

Consolidated net loss for the three month period ended June 30, 1995, was ($343,800) or ($0.04) per share compared with ($141,200) or ($0.02) per share for the same period in 1994. Consolidated net loss for the six month period ended June 30, 1995, was ($626,900) or ($0.07) per share compared with ($418,500) or ($0.05) per share for the same period in 1994. The results from 1994 include a loss of approximately $1.5 million on the sale of a mortgage loan and extraordinary gain on debt forgiveness of approximately $1.7 million.

The decrease in interest income reflects the sale of the Hacienda Promenade mortgage loan in June 1994. The decrease in rental income, rental operating expenses, and depreciation and amortization reflects the sales of Casas Lindas Apartments in August 1994 and Ontario Airport Business Park in November 1994, offset by the acquisition via foreclosure proceedings of the Long Beach Building in January 1994.

The increase in joint venture losses reflects the Company's increased ownership in the Shorebreeze Associates joint venture.

                              MIP PROPERTIES, INC.
                                   Form 10-Q
                                 June 30, 1995


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTINUED

Mortgage interest increased due to higher average outstanding borrowings of approximately $3.0 and $0.5 million for the first and second quarters of 1995, respectively, compared to the first and second quarter of 1994, the accrual of repayment fees with respect to the Northbay Building and the Sunwest Retail Plaza mortgage loans and the increased prime rate. There was no corporate interest expense in 1995 due to the payoff of the corporate debt in August 1994.

Corporate operating expenses decreased due to lower directors and officers liability insurance premium and lower legal costs, offset by increased compensation costs. Cash operating expenses on an annualized basis approximate 3.7% of average invested assets.

Strategic alternative costs relate to legal and consulting fees related to the proposed merger with JER Partners, LLC.

                              MIP PROPERTIES, INC.
                                   Form 10-Q
                                 June 30, 1995


Part II.    Other Information
- --------    -----------------

Item 6. Exhibits and Reports on Form 8-K

(a).    See Exhibit index.

(b). A Form 8-K was filed on May 26, 1995 reporting under Item 5 the entering into of the Agreement and Plan of Merger with JER Partners, LLC.

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

                                          MIP PROPERTIES, INC.


                                          By /s/ Marsha Z. Day
                                             -----------------
                                             Marsha Z. Day
                                             Duly Authorized Officer and
                                             Chief Accounting Officer


                                          Date          August 11, 1995
                                               -----------------------------

                              MIP PROPERTIES, INC.
                                   Form 10-Q
                                 June 30, 1995
                                 Exhibit Index

                                                                  Sequentially
                                                                  ------------
Exhibit No.         Description of Documents                      Numbered Page
- -----------         ------------------------                      -------------
10.28 *             Plan and Agreement of Merger dated as of
                    May 21, 1995, by and among MIP Properties,
                    Inc., JER Partners, LLC and MIP Acquisition
                    Corporation.


10.29 Employment Agreement dated May 14, 1995 by and between MIP Properties, Inc. and Carl C. Gregory, III

27                  Article 5 FDS for June 30, 1995 10-Q

*  Previously filed as Exhibit 10.28 to the Company's Form 8-K dated May 22,
   1995.